Form 10-Q
period 1998-06-30
ITERATED SYSTEMS INC
filed 1998-08-13
CIK 924546

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[Mark One]
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        Commission File Number: 0-24087


                            ITERATED SYSTEMS, INC.
            (Exact name of registrant as specified in Its charter)


            GEORGIA                                      58-1741516
  (State or other Jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


          3525 PIEDMONT ROAD
         SEVEN PIEDMONT CENTER                            30305-1530
               SUITE 600                                  (Zip Code)
           ATLANTA, GEORGIA
(Address of principal executive offices)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (404) 264-8000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes [_]   No [X]

The number of shares of the issuer's class of capital stock as of July 1, 1998, the latest practicable date, is as follows: 13,073,125 shares of Common Stock, $.01 par value.

--------------------------------------------------------------------------------

                            ITERATED SYSTEMS, INC.

                               TABLE OF CONTENTS


                                    PART I
                             FINANCIAL INFORMATION


Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of June 30, 1998
        (unaudited) and December 31, 1997

        Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1998 and 1997 (unaudited)

        Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997 (unaudited)

        Notes to Condensed Consolidated Financial Statements (unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



                                    PART II
                               OTHER INFORMATION


Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

                                    PART I
                             FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

                            ITERATED SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                             DECEMBER 1997      JUNE 1998
                                             -------------     ------------
                                                               (unaudited)
ASSETS
Current assets
     Cash and equivalents                    $  7,633,283     $  4,582,749
     Short-term investments                     9,999,420        7,749,458
     Accounts receivable                          495,668          254,835
     Inventory                                      8,275            5,280
     Other current assets                         360,752          271,322
                                             ------------     ------------

Total current assets                           18,497,398       12,863,644

Property and equipment                          4,336,989        4,581,821
     Accumulated depreciation                  (3,103,756)      (3,610,138)
                                             ------------     ------------

Net property and equipment                      1,233,233          971,683

Other assets                                       44,464           44,920
                                             ------------     ------------

TOTAL ASSETS                                 $ 19,775,095     $ 13,880,247
                                             ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable                        $    206,321     $    131,578
     Accrued liabilities                          639,460          655,754
     Deferred revenue                               5,126            5,126
     Current maturities of debt                   119,615           16,026
     Other current liabilities                     34,572           34,572
                                             ------------     ------------

Total current liabilities                       1,005,094          843,056

Non-current liabilities
     Long-term debt                                 4,874            2,538
     Other liabilities                             48,977           31,691
                                             ------------     ------------

Total non-current liabilities                      53,851           34,229

Shareholders' equity
     Common stock                                 131,020          130,731
     Additional paid-in capital                30,012,721       29,777,008
     Retained earnings                        (11,436,434)     (16,917,343)
     Currency translation adjustments               8,843           12,566
                                             ------------     ------------

Total shareholders' equity                     18,716,150       13,002,962
                                             ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 19,775,095     $ 13,880,247
                                             ============     ============

                            ITERATED SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                          THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                               JUNE 30                                 JUNE 30
                                                         1997              1998                1997              1998
                                                     ------------      ------------        ------------       ------------
Revenues:
   Development and exclusive license fees            $ 2,894,000       $         0         $ 5,777,000        $   105,000
   Software products and related revenues                114,835                 0             250,867                904
   Other license and contract revenues                     9,407           153,333              18,725            328,426
                                                     -----------       -----------         -----------        -----------
       Total revenues                                  3,018,242           153,333           6,046,592            434,330

OPERATING EXPENSES:
   Costs of product revenues                              48,285                 0             109,590                  0
   Sales and marketing                                 1,434,624         1,039,499           2,903,414          2,241,181
   Research, development and engineering               2,352,914         1,361,717           4,731,466          2,915,061
   General and administrative                            446,692           613,203             995,138          1,172,434
                                                     -----------       -----------         -----------        -----------
       Total operating expenses                        4,282,515         3,014,419           8,739,608          6,328,676

OPERATING LOSS                                        (1,264,273)       (2,861,086)         (2,693,016)        (5,894,346)

OTHER INCOME/(EXPENSE):
   Interest income                                        33,332           198,013              74,909            434,171
   Interest expense                                      (35,174)           (7,161)            (56,767)           (15,700)
   Foreign currency exchange gain (loss)                   2,472               193               2,381             (1,033)
                                                     -----------       -----------         -----------        -----------
       Total other income/(expenses)                         630           191,045              20,523            417,438
                                                     -----------       -----------         -----------        -----------

NET LOSS BEFORE INCOME TAXES                          (1,263,643)       (2,670,041)         (2,672,493)        (5,476,908)

INCOME TAXES                                                   0                 0                   0              4,000
                                                     -----------       -----------         -----------        -----------

NET LOSS                                             $(1,263,643)      $(2,670,041)        $(2,672,493)       $(5,480,908)
                                                     ===========       ===========         ===========        ===========

Basic and diluted net loss per share of
  common stock                                       $     (0.12)      $     (0.20)        $     (0.25)       $     (0.42)
                                                     ===========       ===========         ===========        ===========

Weighted average number of shares of
  common stock outstanding                            10,716,800        13,084,458          10,715,700         13,095,112
                                                     ===========       ===========         ===========        ===========

See accompanying notes.

                            ITERATED SYSTEMS, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                           SIX MONTHS ENDED JUNE 30
                                                        ------------------------------
                                                            1997               1998
                                                        -----------        -----------
OPERATING ACTIVITIES
Net loss                                                $(2,672,493)       $(5,480,908)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization                           665,612            507,167
    Compensatory stock options, net                          94,804                  0
    Foreign currency transaction gain (loss)                 (7,452)             1,033
    Gain on disposal of assets                                    0                (35)
    Changes in operating assets and liabilities:
      Accounts receivable                                  (112,030)           240,833
      Prepaid expenses and other                             85,033             91,969
      Accounts payable and accrued expenses                (110,966)           (58,449)
      Other liabilities                                    (133,442)           (17,286)
                                                        -----------        -----------
Net cash used in operating activities                    (2,190,934)        (4,715,676)

INVESTING ACTIVITIES
Purchases of property and equipment                        (241,941)          (244,832)
Net change in short-term investments                          4,878          2,249,962
                                                        -----------        -----------
Net cash provided by (used in) investing activities        (237,063)         2,005,130

FINANCING ACTIVITIES
Proceeds from note payable to stockholder                 3,000,000                  0
Principal payments of notes and capitalized leases         (146,983)          (105,925)
Repurchase of common stock                                        0           (236,002)
Issuance of common stock                                     27,800              2,293
                                                        -----------        -----------
Net cash provided by (used in) financing activities       2,880,817           (339,634)

Effect of exchange rate fluctuation on cash                     369               (354)
                                                        -----------        -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            453,189         (3,050,534)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          4,150,834          7,633,283
                                                        -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 4,604,023        $ 4,582,749
                                                        ===========        ===========

See accompanying notes.

                            ITERATED SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (unaudited)

1. PRESENTATION OF INTERIM INFORMATION

     The accompanying condensed consolidated financial statements include all adjustments consisting of normal recurring adjustments that Iterated Systems, Inc. and its wholly owned subsidiary, Iterated Systems, Limited (collectively, the "Company") considers necessary for a fair presentation of its unaudited results of operations for the six months ended June 30, 1997 and 1998. Results for the three months ended June 30, 1998 are not necessarily indicative of the results for the year.

2. BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly owned United Kingdom subsidiary, Iterated Systems, Limited. Significant intercompany accounts and transactions have been eliminated in consolidation.

3. PURCHASES AND SALES OF COMMON STOCK

     During the six months ended June 30, 1998, the Company repurchased 36,100 shares of its common stock on the open market for a cost of approximately $236,000. The Company also issued 7,200 shares upon the exercise of stock options by employees for net proceeds of $2,000.

4. NET LOSS PER SHARE OF COMMON STOCK

     In February 1997 the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings Per Share ("Statement 128"), which establishes standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock. Statement 128 requires the presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The Company adopted Statement 128 in 1997 and, in accordance with the requirements thereof, restated its net loss per share for all prior periods. The effect of adoption was not material to the accompanying condensed consolidated financial statements. Net loss per share of common stock is computed based on the weighted average number of shares outstanding during the year.

5. COMPREHENSIVE INCOME

     In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income ("Statement 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted Statement 130 in 1998 and has not presented a statement of comprehensive income because the effect of the components of comprehensive income is not material to its consolidated financial statements.

ITEM 2.

                            ITERATED SYSTEMS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND FINANCIAL CONDITION

     At June 30, 1998, the Company had cash and short-term investments in excess of $12,000,000 and shareholders' equity in excess of $13,000,000. The Company believes it has adequate cash to cover its needs for the next year. However, the Company will require significant increases in revenue to cover operating costs and achieve a profitable level of operations. If this level of revenues is not achieved on a timely basis, the Company will need to raise additional capital.

     On June 30, 1997, the Company amended the Bridge Financing Credit Facility with Mosvold Farsund AS (the "Lender"), one of its shareholders, to allow the Company to borrow up to $6,000,000 from the Lender until June 30, 1998. During the second quarter of 1997, the Company borrowed $3,000,000 from the Lender under this financing agreement. During the fourth quarter of 1997, the Lender exercised its option to convert the $3,000,000 in outstanding borrowings into 300,000 shares of the Company's common stock at $10 per share. The Credit Facility expired on June 30, 1998.

     In the first six months of 1997 and 1998 the Company used cash in operating activities of $2,190,000 and $4,716,000. This cash was used to fund the net loss for the respective periods. The increase in cash utilized in 1998 over 1997 was due to the significant reduction in revenues as discussed in "Results of Operations" below.

     In the first six months of 1997 and 1998 the Company had cash provided by (used in) investing activities of ($237,000) and $2,005,000 respectively. The funds provided in 1998 were from the maturity of short-term investments.

     In the first six months of 1997 and 1998 the Company had cash provided by (used in) financing activities of $2,880,000 and ($340,000), respectively. During 1997 a loan from a stockholder for $3,000,000 provided the significant source of funds. In the first six months of 1998 the company repurchased approximately 36,000 shares of Company common stock on the open market at a cost of $236,000 in accordance with a plan authorized by the Company's Board of Directors having a maximum limit of $1,500,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Revenues

     Total revenues decreased 95% to $153,000 in the three months ended June 30, 1998 compared to $3,018,000 in the same period in 1997. The decrease was the result of the expiration of the MCI development contract at September 30, 1997 and the decrease in the sale of packaged software products resulting from the Company's planned shift in focus from research based revenue and packaged software products to the development of relationships with OEMs whose position and time-to-market would be positively impacted by using the Company's technology in their own products. The MCI contract resulted in development fee and exclusive license fee revenue in the amount of $2,367,000 during the three month period ended June 30, 1997.


Cost of Product Revenues

     Cost of product revenues decreased 100% to $0 in the three months ended June 30, 1998 from $48,000 in the same period in 1997. The Company is not confident in the long-term sales growth of codec packaged software products, and as a result has reduced its focus, expenditures and marketing efforts in these markets.


Sales and Marketing

     Sales and marketing expenses decreased 28% to $1,039,000 in the three months ended June 30, 1998 from $1,435,000 during the same period in 1997. During the third quarter of 1997, the Company restructured and reduced its workforce to focus on a more effective implementation of its business plan. This resulted in decreased personnel and associated expenses in the sales and marketing area during the second quarter of 1998 compared to the same period in 1997.


Research, Development and Engineering

     Research, development and engineering expenses decreased 42% to $1,362,000 in the three months ended June 30, 1998 from $2,353,000 in the same period in 1997. The decrease is primarily the result of lower personnel and related expenses resulting from the Company's personnel reductions during the third quarter of 1997 as discussed above.


General and Administrative

     General and administrative expenses increased 37% to $613,000 in the three months ended June 30, 1998 from $447,000 in the same period in 1997. This increase is due to the increased legal and professional costs associated with the Company currently being publicly traded on the Oslo Stock Exchange and an SEC reporting company in the United States, whereas it was a privately held company in 1997.


Interest Income

     Interest income increased 494% to $198,000 in the three months ended June 30, 1998 from $33,000 in the same period in 1997. In September 1997, the Company received approximately $18,600,000 in net proceeds from an initial public offering of common stock on the Oslo Stock Exchange. The increase is due to higher interest earnings on the increased cash and short-term investment balances resulting from the proceeds of the Company's public offering in the third quarter of 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Revenues

     Total revenues decreased 93% to $434,000 in the six months ended June 30, 1998 compared to $6,047,000 in the same period in 1997. The decrease in revenues is due to the expiration of the MCI development agreement at September 30, 1997 and the decrease in the sale of packaged software products resulting from the Company's planned shift in business focus, as discussed previously.


Cost of Product Revenues

     Cost of product revenues decreased 100% to $0 in the six months ended June 30, 1998 from $110,000 in the same period in 1997 due to the Company's reduced focus on the sale of packaged software products.


Sales and Marketing

     Sales and marketing expenses decreased 23% to $2,241,000 in the six months ended June 30, 1998 from $2,903,000 in the same period in 1997. The decrease is primarily the result of the workforce reductions discussed previously.


Research, Development and Engineering

     Research, development and engineering expenses decreased 38% to $2,915,000 in the six months ended June 30, 1998 from $4,731,000 in the same period in 1997. The decrease is primarily the result of the workforce reductions discussed previously.


General and Administrative

     General and administrative expenses increased 18% to $1,172,000 in the six
months ended June 30, 1998 from $995,000 in the same period in 1997.   This
increase is primarily due to the increased legal and professional costs associated with the Company currently being publicly traded on the Oslo Stock Exchange and an SEC reporting company in the United States, whereas it was a privately held company in 1997.


Interest Income

     Interest income increased 480% to $434,000 in the six months ended June 30, 1998 from $75,000 in the same period in 1997. The increase is due to higher interest earnings on the increased cash and short-term investment balances resulting from the proceeds of the Company's public offering in the third quarter of 1997.


Interest Expense

     Interest expense decreased 72% to $16,000 in the six months ended June 30, 1998 from $57,000 in the same period in 1997. The decrease in 1998 is primarily due to reduced interest expense on outstanding borrowings under the Mosvold credit facility that was converted into equity in the fourth quarter of 1997.


IMPACT OF YEAR 2000

  Many currently installed computer systems and software programs were designed to use only a two digit date field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Until the date fields are updated, the systems and programs could fail or give erroneous results when referencing dates following December 31, 1999. Such failure or errors could occur prior to the actual change in century. The Company does not believe that any of its internally developed software products will be adversely affected by Year 2000 issues. However, the Company relies on computer applications to manage and monitor its accounting, sales, development and administrative functions. In addition, the Company's customers, suppliers and service providers are reliant upon computer applications, some of which may contain software that may fail as a result of the upcoming change in century, with respect to functions that materially affect their interactions with the Company. The Company has undertaken, but has not yet completed, an assessment as to whether any of its customers, suppliers or service providers will be affected by the upcoming change in century. Failure of software used by the Company or the software of its customers, suppliers or service providers could have a material impact on the Company's business, financial condition and result of operations.

     While the total cost to address the Company's Year 2000 issues has not yet been determined, the Company has not identified significant costs to date. The Company believes it has sufficient resources for the Year 2000 remediation program from currently available cash, cash equivalents, liquid investments, cash flow expected from operations and/or borrowings. The Company has not established a contingency plan to handle any identifiable Year 2000 issues if they are not adequately addressed prior to December 31, 1999, and it does not intend to create such a plan.

Software Revenue Recognition

     In October 1997 the American Institute of Certified Public Accountants issued Statement of Position 97-2 ("SOP 97-2"), Software Revenue Recognition, to clarify guidance on applying generally accepted accounting principles to software transactions and to provide guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. The Company adopted SOP 97-2 during 1997. Such adoption had no effect on the Company's methods of recognizing revenue.


INFLATION

     The effects of inflation on the Company's operations were not significant during the periods presented in the condensed consolidated financial statements and the effects thereof, are not considered to be of significance in the future. Generally, throughout the periods discussed above, the changes in revenue have resulted primarily from fluctuations in sales levels, rather than price increases.

BUSINESS SEGMENTS

     In June 1997, the FASB also issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"), which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for periods beginning after December 15, 1997 but is not required for interim financial statements in the year of adoption. The Company will adopt Statement 131 at the end of 1998 and does not expect the effect of such adoption to be material to its consolidated financial statements.

FORWARD-LOOKING STATEMENTS

     The discussions herein contain trend information and other forward-looking statements that involve a number of risks and uncertainties. The actual results of the Company could differ materially from its historical results of operations and those discussed in the forward-looking statements. The forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used herein, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or the Company's management, are intended to identify forward-looking statements.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        None.


ITEM 2. CHANGES IN SECURITIES.

        None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.


Item 5. Other Information.

        None.


Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

            The following exhibits are filed with this Report:

            Exhibit 27.1  Financial Data Schedule

            Exhibit 99.1  Certain Risk Factors Related to the Company

        (b) Reports on Form 8-K.

            None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ITERATED SYSTEMS, INC.



Date:  August 13, 1998                 /s/  John C. Bacon
       ---------------                 ------------------
                                       John C. Bacon
                                       President and Chief Executive Officer
                                       (Principal Executive Officer) and
                                       Director



Date:  August 13, 1998                 /s/  Haines H. Hargrett
       ---------------                 -----------------------
                                       Haines H. Hargrett
                                       Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)