Form 10-Q
period 1998-09-30
ITERATED SYSTEMS INC
filed 1998-11-13
CIK 924546

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


   [MARK ONE]

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


          FOR THE TRANSITION PERIOD FROM ____________ TO ____________


                        COMMISSION FILE NUMBER: 0-24087


                            ITERATED SYSTEMS, INC.
            (Exact name of registrant as specified in Its charter)



                      GEORGIA                                                       58-1741516
(State or other Jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)

            3525 PIEDMONT ROAD
          SEVEN PIEDMONT CENTER
                 SUITE 600                                                           30305-1530
            ATLANTA, GEORGIA                                                         (Zip Code)
(Address of principal executive offices)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (404) 264-8000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the issuer's class of capital stock as of October 1, 1998, the latest practicable date, is as follows: 13,073,125 shares of Common Stock, $.01 par value.

===============================================================================

                             ITERATED SYSTEMS, INC.

                               TABLE OF CONTENTS

                                    PART I
                             FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 1998
           (unaudited) and December 31, 1997

         Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1998 and 1997 (unaudited)

         Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 (unaudited)

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                                     PART I
                             Financial Information

ITEM 1.  FINANCIAL STATEMENTS.

                            ITERATED SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                         DECEMBER 1997              SEPTEMBER 1998
                                                                                       ----------------             ---------------
                                                                                                                      (unaudited)
Assets
Current assets
     Cash and equivalents                                                                $  7,633,283                $  1,547,429
     Short-term investments                                                                 9,999,420                   8,640,000
     Accounts receivable                                                                      495,668                     218,725
     Inventory                                                                                  8,275                       5,309
     Other current assets                                                                     360,752                     203,415
                                                                                         ------------                ------------
Total current assets                                                                       18,497,398                  10,614,878

Property and equipment                                                                      4,336,989                   4,600,372
     Accumulated depreciation                                                              (3,103,756)                 (3,800,667)
                                                                                         ------------                ------------
Net property and equipment                                                                  1,233,233                     799,705

Other assets                                                                                   44,464                      45,763
                                                                                         ------------                ------------
Total assets                                                                             $ 19,775,095                $ 11,460,346
                                                                                         ============                ============
Liabilities and shareholders' equity
Current liabilities
     Accounts payable                                                                    $    206,321                $    270,978
     Accrued liabilities                                                                      639,460                     562,364
     Deferred revenue                                                                           5,126                       5,126
     Current maturities of debt                                                               119,615                       4,675
     Other current liabilities                                                                 34,572                      34,572
                                                                                         ------------                ------------
Total current liabilities                                                                   1,005,094                     877,715

Non-current liabilities
     Long-term debt                                                                             4,874                       1,296
     Other liabilities                                                                         48,977                      23,048
                                                                                         ------------                ------------
Total non-current liabilities                                                                  53,851                      24,344

Shareholders' equity
     Common stock                                                                             131,020                     130,731
     Additional paid-in capital                                                            30,012,721                  29,808,604
     Retained earnings                                                                    (11,436,434)                (19,419,395)
     Currency translation adjustments                                                           8,843                      38,347
                                                                                         ------------                 ------------
Total shareholders' equity                                                                 18,716,150                  10,558,287
                                                                                         ------------                ------------

Total liabilities and shareholders' equity                                               $ 19,775,095                $ 11,460,346
                                                                                         ============                ============
See accompanying notes.

                            Iterated Systems, Inc.
                Condensed Consolidated Statements of Operations
                                  (unaudited)


                                                       Three Months Ended                    Nine Months Ended
                                                           September 30                         September 30
                                                   -----------------------------------------------------------------
                                                       1997             1998              1997               1998
                                                   -----------       -----------     -------------       ------------
Revenues:
  Development and exclusive license fees           $ 2,368,000      $         0     $  8,145,000        $   105,000
  Software products and related revenues               105,318                0          356,185                904
  Other license and contract revenues                   97,281          149,041          116,006            477,467
                                                  ------------      -----------     ------------        -----------
    Total revenues                                   2,570,599          149,041        8,617,191            583,371

Operating expenses:
  Costs of product revenues                             11,691                0          121,282                  0
  Sales and marketing                                1,106,781        1,054,657        4,010,194          3,295,838
  Research, development and engineering              1,945,781        1,233,784        6,677,247          4,148,846
  General and administrative                           449,371          513,991        1,444,509          1,686,426
                                                  ------------      -----------     ------------        -----------
    Total operating expenses                         3,513,624        2,802,432       12,253,232          9,131,110

Operating loss                                        (943,025)      (2,653,391)      (3,636,041)        (8,547,739)

Other income/(expense):
  Interest income                                       46,293          153,476          121,201            587,647
  Interest expense                                     (84,599)            (352)        (141,366)           (16,052)
  Foreign currency exchange gain (loss)                  2,632           27,781            5,013             (2,816)
                                                  ------------      -----------     ------------        -----------
    Total other income/(expenses)                      (35,674)         180,905          (15,152)           568,779
                                                  ------------      -----------     ------------        -----------

Net loss before income taxes                          (978,699)      (2,472,486)      (3,651,193)        (7,978,960)

Income taxes                                                 0                0                0              4,000
                                                  ------------      -----------     ------------        -----------
Net loss                                          $   (978,699)     $(2,472,486)    $ (3,651,193)       $(7,982,960)
                                                  ============      ===========     ============        ===========
Basic and diluted net loss per share of
  common stock                                    $     (0.09)      $     (0.19)    $      (0.34)       $     (0.61)
                                                  ============      ===========     ============        ===========

Weighted average number of shares of
  common stock outstanding                          10,836,200       13,073,125       10,756,300         13,087,778
                                                  ============      ===========     ============        ===========

See accompanying notes.


                            Iterated Systems, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)


                                                                       Nine Months Ended
                                                                          September 30
                                                                -----------------------------------
                                                                    1997                    1998
                                                                ------------            -----------
Operating activities
Net loss                                                        $ (3,651,193)             $(7,982,960)
Adjustments to reconcile net loss to net cash used
  in operating activities:
       Depreciation and amortization                               1,002,608                  696,911
       Compensatory stock options, net                               102,305                        0
       Foreign currency transaction gain (loss)                      (11,911)                  29,504
       Gain on disposal of assets                                       (180)                 (30,095)
       Changes in operating assets and liabilities:
             Accounts receivable                                    (158,457)                 276,943
             Prepaid expenses and other                              291,705                  159,004
             Accounts payable and accrued expenses                  (260,874)                 (12,439)
             Deferred revenue                                     (2,550,756)                       0
             Other liabilities                                       (25,929)                 (25,929)
                                                                ------------              -----------
Net cash used in operating activities                             (5,262,682)              (6,889,061)

Investing activities
Purchases of property and equipment                                 (357,408)                (263,383)
Proceeds from sale of property and equipment                           1,088                        0
Net change in short-term investments                              (9,999,420)               1,359,420
                                                                ------------              -----------
Net cash provided by (used in) investing activities              (10,355,740)               1,096,037

Financing activities
Proceeds from note payable to stockholder                          3,000,000                        0
Principal payments of notes and capitalized leases                  (222,414)                (118,518)
Repurchase of common stock                                                 0                 (236,002)
Issuance of common stock                                          18,714,306                    2,293
Issuance of warrants                                                       0                   31,597
                                                                ------------              -----------
Net cash provided by (used in) financing activities               21,491,892                 (320,630)

Effect of exchange rate fluctuation on cash                             (360)                  27,800
                                                                ------------              -----------
Increase (decrease) in cash and cash equivalents                   5,873,110               (6,085,854)
Cash and cash equivalents at beginning of period                   4,150,834                7,633,283
                                                                ============              ===========
Cash and cash equivalents at end of period                      $ 10,023,944              $ 1,547,429
                                                                ============              ===========

     See accompanying notes.

                            ITERATED SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (unaudited)


1.  PRESENTATION OF INTERIM INFORMATION

     The accompanying condensed consolidated financial statements include all adjustments consisting of normal recurring adjustments that Iterated Systems, Inc. and its wholly owned subsidiary, Iterated Systems, Limited (collectively, the "Company") considers necessary for a fair presentation of its unaudited results of operations for the nine months ended September 30, 1997 and 1998. Results for the three months ended September 30, 1998 are not necessarily indicative of the results for the year. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31,1997 included in the Company's Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 24, 1998, as amended.


2.  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly owned United Kingdom subsidiary, Iterated Systems, Limited. Significant intercompany accounts and transactions have been eliminated in consolidation.


3.  PURCHASES AND SALES OF COMMON STOCK

     During the nine months ended September 30, 1998, the Company repurchased 36,100 shares of its common stock on the open market for a cost of approximately $236,000. The Company also issued 7,200 shares upon the exercise of stock options by employees for net proceeds of $2,000.


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

ITEM 2.

                             ITERATED SYSTEMS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998


     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein and the Company's Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 24, 1998, as amended.

LIQUIDITY AND FINANCIAL CONDITION

     At September 30, 1998, Iterated Systems, Inc. (the "Company") had cash and short-term investments in excess of $10,187,000 and shareholders' equity in excess of $10,558,000. The Company believes it has adequate cash to cover its needs for the next year. However, the Company will require significant increases in revenue to cover operating costs and achieve a profitable level of operations. If this level of revenues is not achieved on a timely basis, the Company will need to raise additional capital.

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

     In the first nine months of 1997 and 1998 the Company used cash in operating activities of $5,263,000 and $6,889,000. This cash was used to fund the net loss for the respective periods. The increase in cash utilized in 1998 over 1997 was due to the significant reduction in revenues as discussed in "Results of Operations" below.

     In the first nine months of 1997 and 1998 the Company had cash provided by (used in) investing activities of ($10,356,000) and $1,096,000 respectively. The funds provided in 1998 were from the maturity of short-term investments.

     In the first nine months of 1997 and 1998 the Company had cash provided by (used in) financing activities of $21,492,000 and ($321,000), respectively. During 1997 a loan from a stockholder provided $3,000,000 and the Company's initial public offering on the Norwegian Stock Exchange provided $18,600,000
In the first nine months of 1998 the Company repurchased approximately 36,000 shares of Company common stock on the open market at a cost of $236,000 in accordance with a plan authorized by the Company's Board of Directors to repurchase up to $1,500,000 of the Company's stock.

                             ITERATED SYSTEMS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Revenues

     Total revenues decreased 94% to $149,000 in the three months ended September 30, 1998 compared to $2,571,000 in the same period in 1997. The decrease was the result of the expiration of the MCI development contract at September 30, 1997 and the decrease in the sale of packaged software products resulting from the Company's planned shift in focus from research-based revenue and packaged software products to the development of relationships with OEMs whose position and time-to-market would be positively impacted by using the Company's technology in their own products. The MCI contract resulted in development fee and exclusive license fee revenue in the amount of $2,367,000 during the three month period ended September 30,1997.



Cost of Product Revenues

     Cost of product revenues decreased 100% to $0 in the three months ended September 30, 1998 from $12,000 in the same period in 1997. The Company is not confident in the long-term sales growth of codec packaged software products, and as a result has reduced its focus, expenditures and marketing efforts in these markets.



Sales and Marketing

     Sales and marketing expenses decreased 5% to $1,055,000 in the three months ended September 30, 1998 from $1,107,000 during the same period in 1997. During the third quarter of 1997, the Company restructured and reduced its workforce to focus on a more effective implementation of its business plan. This resulted in decreased personnel and associated expenses in the sales and marketing area during the third quarter of 1998 compared to the same period in 1997.



Research, Development and Engineering

     Research, development and engineering expenses decreased 37% to $1,234,000 in the three months ended September 30, 1998 from $1,946,000 in the same period in 1997. The decrease is primarily the result of lower personnel and related expenses resulting from the Company's personnel reductions during the third quarter of 1997 as discussed above.



General and Administrative

     General and administrative expenses increased 14% to $514,000 in the three months ended September 30, 1998 from $449,000 in the same period in 1997. This increase is primarily due to the increased costs associated with the Company being publicly traded on the Oslo Stock Exchange and an SEC reporting company in the United States and the legal costs associated with the new accord reached with MCI as reported in its Form 8-K dated August 11, 1998 and filed with the Securities and Exchange Commission on August 20, 1998.

Interest Income

     Interest income increased 232% to $154,000 in the three months ended September 30, 1998 from $46,000 in the same period in 1997. In September 1997, the Company received approximately $18,600,000 in net proceeds from an initial public offering of common stock on the Oslo Stock Exchange. The increase is due to higher interest earnings on the increased cash and short-term investment balances resulting from the proceeds of the Company's public offering in the third quarter of 1997.


Interest Expense

     Interest expense decreased 100% in the three months ended September 30, 1998 from $85,000 in the same period in 1997. The decrease in 1998 is due to reduced interest expense on outstanding borrowings under the Credit Facility with Mosvold Farsund AS that was converted into equity in the fourth quarter of 1997.

                             ITERATED SYSTEMS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998



NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenues

     Total revenues decreased 93% to $583,000 in the nine months ended September 30, 1998 compared to $8,617,000 in the same period in 1997. The decrease in revenues is due to the expiration of the MCI development agreement at September 30, 1997 and the decrease in the sale of packaged software products resulting from the Company's planned shift in business focus, as discussed previously.



Cost of Product Revenues

     Cost of product revenues decreased 100% in the nine months ended September 30, 1998 from $121,000 in the same period in 1997 due to the Company's reduced focus on the sale of packaged software products.



Sales and Marketing

     Sales and marketing expenses decreased 18% to $3,296,000 in the nine months ended September 30, 1998 from $4,010,000 in the same period in 1997. The decrease is primarily the result of the workforce reductions discussed previously.



Research, Development and Engineering

     Research, development and engineering expenses decreased 38% to $4,149,000 in the nine months ended September 30, 1998 from $6,677,000 in the same period in 1997. The decrease is primarily the result of the workforce reductions discussed previously.



General and Administrative

     General and administrative expenses increased 17% to $1,686,000 in the nine months ended September 30, 1998 from $1,445,000 in the same period in 1997. This increase is primarily due to the increased costs associated with the Company being publicly traded on the Oslo Stock Exchange and an SEC reporting company in the United States and the legal costs associated with the new accord reached with MCI as reported in its Form 8-K dated August 11, 1998 and filed with the Securities and Exchange Commission on August 20, 1998.



Interest Income

     Interest income increased 385% to $588,000 in the nine months ended September 30, 1998 from $121,000 in the same period in 1997. The increase is due to higher interest earnings on the increased cash and short-term investment balances resulting from the proceeds of the Company's public offering in the third quarter of 1997.

Interest Expense

     Interest expense decreased 89% to $16,000 in the nine months ended September 30, 1998 from $141,000 in the same period in 1997. The decrease in 1998 is primarily due to reduced interest expense on outstanding borrowings under the Credit Facility with Mosvold Farsund AS that was converted into equity in the fourth quarter of 1997.



IMPACT OF YEAR 2000


     Many currently installed computer systems and software programs were designed to use only a two digit date field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Until the date fields are updated, the systems and programs could fail or give erroneous results when referencing dates following December 31, 1999. Such failure or errors could occur prior to the actual change in century. The Company does not believe that any of its internally developed software products will be adversely affected by Year 2000 issues. However, the Company relies on computer applications to manage and monitor its accounting, sales, development and administrative functions. In addition, the Company's customers, suppliers and service providers are reliant upon computer applications, some of which may contain software that may fail as a result of the upcoming change in century, with respect to functions that materially affect their interactions with the Company. The Company has undertaken, but has not yet completed, an assessment as to whether any of its computer applications, customers, suppliers or service providers will be affected by the upcoming change in century. Failure of software used by the Company or the software of its customers, suppliers or service providers could have a material impact on the Company's business, financial condition and result of operations.

     While the total cost to address the Company's Year 2000 issues has not yet been determined, the Company has not identified significant costs to date. The Company believes it has sufficient resources for the Year 2000 remediation program from currently available cash, cash equivalents, liquid investments, cash flow expected from operations and/or borrowings. The Company has not established a contingency plan to handle any identifiable Year 2000 issues if they are not adequately addressed prior to December 31, 1999, and the Company does not foresee a need to create such a plan.


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


         None.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)    Exhibits

                The following exhibits are filed with this Report:

                Exhibit 10.1 Contract Between Iterated Systems, Inc. and MCI Telecommunications Corporation dated August 7, 1998

                Exhibit 10.2 Warrant Agreement between Iterated Systems, Inc. and MCI Telecommunications Corporation dated August 7, 1998

                Exhibit 10.3 Warrant for the Purchase of Shares of Common Stock between Iterated Systems, Inc. and MCI Telecommunications Corporation dated August 7, 1998

                Exhibit 10.4 Registration Rights Agreement between Iterated Systems, Inc. and MCI Telecommunications Corporation dated August 7, 1998

                Exhibit 27.1  Financial Data Schedule

         (b)    Reports on Form 8-K.



                Report on Form 8-K dated August 11, 1998 related to the accord reached with MCI Telecommunications Corporation arising from a dispute concerning their 1994 Development Agreement.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      ITERATED SYSTEMS, INC.



Date:  November 10, 1998             /s/  John C. Bacon
       -----------------             -------------------------------------------
                                     John C. Bacon
                                     President and Chief Executive Officer
                                     (Principal Executive Officer) and Director



Date:  November 10, 1998             /s/  Haines H. Hargrett
       -----------------             -------------------------------------------
                                     Haines H. Hargrett
                                     Chief Financial Officer
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)