Form 10-K405
period 1998-12-31
ITERATED SYSTEMS INC
filed 1999-03-30
CIK 924546

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                              ------------------
                                   FORM 10-K
                              ------------------
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ______________
                       Commission File Number:  0-24087

                            ITERATED SYSTEMS, INC.
              (exact name of registrant specified in its charter)

                   GEORGIA                                 58-1741516
(State or other jurisdiction of incorporation or  (I.R.S. Employer Identification No.)
                organization)

              3525 Piedmont Road                           30305-1530
        Seven Piedmont Center, Suite 600                   (zip code)
               Atlanta, Georgia
     (Address of principal executive office)

      Registrant's telephone number, including area code:  (404) 264-8000

                             --------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

                             --------------------

          Securities registered pursuant to Section 12(g) of the Act:

              Title of each class                 Name of exchange on which registered
              -------------------                 ------------------------------------
     Common Stock, par value $.01 per share               Oslo Stock Exchange

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X     No ___
                                                ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. Yes  X     No ___
               ---

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price for the Common Stock on February 28, 1999 as reported by the Oslo Stock Exchange, was approximately $4,469,571. The shares of Common Stock held by each officer and director and by each person known to the Registrant who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 28, 1999, Registrant had outstanding 13,073,025 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein. The Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 12, 1999 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                    PART I

ITEM 1.   BUSINESS.

INTRODUCTION

     Iterated Systems, Inc. ("Iterated" or "Company") develops, licenses and markets digital still image software, based on its STiNG(TM) technology, to corporations who need to use digital images efficiently and consistently for cross-media print and Internet/on-line image production. Such corporations include major retailers with large brand-management concerns, and the advertising agencies and print production companies that serve them.

     The Company was founded in 1987 by Dr. Michael Barnsley and Dr. Alan Sloan, who at that time were tenured members of the mathematics faculty at the Georgia Institute of Technology. Their early work was based on the discovery that real-world images could be generated by plotting fractal equations. An early experiment produced the Iterated Systems fern logo from only a few bits of data, using a fractal process known as an Iterated Function System. Iterated's initial products provided fractal image compression based on Dr. Barnsley's patented Fractal Transform algorithm method, which was used to store and display fractal-compressed images in Microsoft's Encarta CD-ROM encyclopedia, the Great Artists CD-ROM series, and other CD-ROM and screen saver titles.

     Iterated's latest technology, named STiNG(TM), was born from the Company's continued research and development expertise in digital image science and fractal-based mathematics, which have evolved over more than ten years in the digital image business. STiNG reXpress(TM) is an application developed by the Company that allows large digital images and entire print jobs to be scaled to the desired output resolution automatically, and it enables job distribution and archiving using smaller digital files.

     The Company was organized under the laws of the State of Georgia on May 28, 1987. On May 20, 1991, Iterated Systems Limited (ISL) was incorporated in the United Kingdom as a wholly-owned subsidiary of the Company to function as the Company's European sales office.

DESCRIPTION OF THE PRODUCTS

     Iterated's products are in a position to help alleviate a growing problem in the graphic arts industry--a problem experienced by high-level corporate brand managers as well as independent digital designers: the proliferation of digital image data. The proliferation of digital data creates problems in three areas: (i) scaling to produce high quality images of vastly different sizes; (ii) transfer of images electronically; and (iii) archiving.

     STiNG reXpress is a client/server application that automatically scales image files (separately, or in QuarkXPress or Adobe Illustrator documents) and creates archives of print jobs. The product can also generate a self-extracting archive of a print job, which can be decoded without the client application installed. Because STiNG reXpress manages the resolution of images, it is called a "resolution server." The STiNG reXpress server is an NT-based workgroup application that is accessible from either a Mac- or Widows-based STiNG reXpress client and supports EPS, TIFF, QuarkXPress, Photoshop, and STiNG files.

     The benefits of STiNG reXpress are (a) automatic scaling to repurpose content for all output resolutions from a single digital asset; (b) highly efficient transfer of images and print jobs quickly over the Internet; and (c) very compact archiving of large images and print jobs. STiNG reXpress saves layers, channels and paths generated by Adobe Photoshop, so that image editing work can be archived and transferred with the image. Scaling and repurposing involve situations where large corporations develop promotional campaigns for their products and want to advertise in many different media. For example, they may want to send out a direct mail piece, put an ad in a magazine, on a billboard, on the web site, and maybe even on buses and taxicabs. All of these advertisements will have the same look and use the same set of images for consistency. Using existing technology to output all these different pieces with such a wide range of sizes typically requires a great deal of reworking. The images used have to be rescanned for each new use, so that the designers have enough data for high quality output. Then any color correction that is done for one output has to be redone for all the others. The images being used can be very large. Sending them to clients for proofing and approval often requires a courier or overnight delivery service. This can add days to the production schedule. STiNG reXpress eliminates these inefficiencies by allowing all work to be done on a single image which can then be used to generate all needed outputs.

     According to a 1998 study by GISTICS, Inc., one global manufacturer estimated it could save $70 million per year just by reusing existing digital image assets. The same study asserts that integrated marketing communications (the consistent use of multiple media to promote brand awareness) places a premium on creating agile, multipurpose assets, usable for multiple media. The greater savings, therefore, is not in managing image assets well, but in making multiple uses of the assets.

     STiNG reXpress is being marketed to corporate brand managers and advertising agencies that manage large databases of image assets for large campaigns, through the Company's own sales efforts and by establishing a network of value-added resellers already well established with this market. Early clients have realized substantial savings in time and expenses, and are using the product in branding campaigns with high public exposure. STiNG technology has received multiple awards including the Publish magazine Impact award and the MacWorld Eddy award.

     STiNG reXpress version 1.0 was released in January 1999 with initial sales recorded in the first quarter of 1999. The product is currently being enhanced to integrate with open prepress interface (OPI) systems, digital asset management (DAM) systems, and other complementary systems used by corporate brand managers, graphic artists, prepress shops and printers. Through continued research and development, the Company plans an extensive offering of STiNG-based technology to further eliminate redundancies and waste in the use and management of digital images.

COMPETITION

     There are a few companies marketing products that perform some, but not all, of the functions of the STiNG reXpress product. These companies include Warp 10, Equilibrium, Live Picture, and Alladin.

     The Digital Toolkit from Warp 10 is a media management system that enables systems integrators, web developers and others to build applications to manage their digital resources using a DAM system. Since STiNG reXpress reduces the number of files designers have to manage, and because it enables more efficient archiving, STiNG reXpress could be seen as a competitor of Warp 10. However, STiNG reXpress is really a complement to DAM systems. DAMs track files, manage version control, and other system-related issues, whereas STiNG reXpress tracks the internal data of documents and images, making the archived files more meaningful and enabling DAMs to track fewer files, making the entire system more efficient.

     Equilibrium's DeBabelizer is an image conversion tool that enables users to, among other tasks, scale images for different output. However, DeBabelizer does not enable users to repurpose images automatically in many different sizes while delivering the extremely high quality images clients demand.

     Live Picture's Image Server claims to deliver resolution-on-demand images, a feature of STiNG reXpress. However, the technology behind Image Server is Flashpix, a file format optimized for video displays only in which several preset sizes of an image are stored in one file. These multiple images create large files. The STiNG technology used in STiNG reXpress delivers resolution independence in a single, very small file and can do so for video displays or for print output. Users can request any output size. They are not limited to preset sizes.

     One feature of STiNG reXpress is the ability to compress files to very small sizes for easier transport across networks and more efficient archiving. There are many common utilities available, such as Alladin's Stuff-It, that also compress files. Compression is a key benefit of STiNG reXpress, but STiNG reXpress combines two different kinds of compression into an application that also enables repurposing. Stuff-It provides only lossless compression. STiNG reXpress provides lossless compression, but also includes visually lossless compression for even higher compression ratios while maintaining the high quality needed to produce high quality images.

HISTORY

     The Company's current strategies and business direction, including the decision to focus its primary efforts on the development of software for the corporate digital image management market, were developed during 1997 and 1998 based on internal and external factors affecting the Company and its markets. Prior to that time one of its significant focuses was for the development of software products to be sold to end users for use on the Internet. Developments in that market lead the Company to believe that its expertise was better suited to developing and delivering its technology to OEMs for inclusion in their products. As a result of this shift, during 1997 the Company experienced a significant reduction and restructuring in its workforce. During 1998, the Company further focused its development and marketing efforts to target large corporate users of digital images with needs for cross-media production. The Company expects its business plans to continue to evolve based on competitive forces and the ongoing need to generate new and innovative products on a continual basis. These external market factors make estimates of product acceptance and financial performance of the Company difficult to predict, and in response thereto the Company expects to make ongoing revisions to its business plan.

     In September 1994, the Company entered into an agreement (the 1994 Agreement) with MCI Telecommunications Corporation (MCI) to provide for development of certain advanced compression technology for use in telecommunications applications. MCI paid the Company approximately $36,000,000 over the next three years for development of specific technology and the exclusive rights to use and sublicense specified technology in telecommunications markets until September 1997. The 1994 Agreement expired in September 1997. Effective August 7, 1998, the Company and MCI entered into a new agreement that provides MCI with a non-exclusive, royalty-free license to use certain deliverables developed by the Company. In addition, the Company granted MCI a warrant to purchase up to 1,452,570 shares of common stock at $5 per share. The term of the warrant is four years.

MAJOR CUSTOMERS

     As discussed above, since the Company is refining its market to focus on users of high quality digital imaging systems, its major customers in the future will probably not be ones that have contributed significantly in the past. A discussion of the contributions of major customers during 1996-1998 is included in the footnotes to the Company's Financial Statements referred to in Item 8 of this Form 10-K and incorporated by reference.

RESEARCH AND DEVELOPMENT/PATENTS

     During 1996, 1997 and 1998, the Company has spent $8,966,000, $8,261,000 and $5,237,000, respectively, in the research and development of new technologies, refining and improving its technologies and the customization of its technologies to the needs of specific customers. During 1996 and 1997, the majority of these expenditures were made under the 1994 Agreement discussed above. The Company expects that continued significant expenditures in this area will be necessary to successfully introduce new products and improve its core technology and no assurances can be made that these development efforts will be successful.

     Consistent with its emphasis on research and development, the Company maintains an aggressive patent filing program. To date, the Company holds 17 issued U.S. patents with expiration dates from 2009-2016 and holds an exclusive license to a seventh issued U.S. patent expiring in 2007.

     The Company's patents and patent applications are intended to provide a degree of patent protection of the Company's technology as applied to products developed under the Company's Imaging Systems Architecture(TM) (ISA), particularly as applied in the area of real time video codecs, store and forward video codecs and still image codecs. The markets for these codecs are highly competitive, and the Company believes that its research and development efforts and resulting patents are essential to an effective market presence.

EMPLOYEES

     The Company currently has approximately 53 full time employees based in its offices in Atlanta, Georgia and Reading, England. The Company also makes extensive use of independent contractors to fulfill short term specialized needs.

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENTS

     The discussions herein contain trend information and other forward-looking statements that involve a number of risks and uncertainties. The actual results of the Company could differ materially from its historical results of operations and those discussed in the forward-looking statements. The forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used herein, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. The forward-looking statements should be read in light of these factors and the factors identified in "Item 1. Business" and in "Item 7. Financial Information--Management's Discussion and Analysis of Financial Condition and Results of Operations." All references to year periods refer to the Company's fiscal year ended December 31, 1998.

ITEM 2.   PROPERTIES.

     The Company leases approximately 21,000 square feet of office space (net of a 9,000 sublease) in Atlanta, Georgia for its corporate, sales and development operations. The lease runs through July 31, 2000.

     The Company also leases approximately 3,000 square feet of office space near Reading, England for its European office. The lease runs through June 27, 2012 with an option to terminate in June 2007.

     The aggregate net monthly rental for these leased offices and facilities is currently approximately $35,000, and the Company's management believes that these facilities are adequate for its intended activities in the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS.

     The nature of the Company's business exposes it to the risk of lawsuits for damages or penalties relating to, among other things, breach of contract, employment disputes and copyright, trademark or patent infringement. The Company is not currently a party to any pending material litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Company's Common Stock had been traded on the Oslo Stock Exchange under the symbol "ITR" since October 1,1997. Prior to that time there was no established market for the shares. The Company has not registered any securities with the United States Securities and Exchange Commission other than pursuant to its Form S-8 Registration Statement filed on December 9, 1998. Securities of the Company may not be offered for sale or sold in the U.S. or to or for the account or benefit of any U.S. person unless the securities are registered or an exemption from registration requirements is available.

     The price per share reflected in the table below represents the range of low and high closing sale prices for the Company's Common Stock as reported by the Oslo Stock Exchange for the periods indicated:

                  FISCAL PERIOD             HIGH PRICE                LOW PRICE
               -------------------      -------------------      -------------------
               10/01/97 - 12/31/97             $13.92                   $6.86
               01/01/98 - 03/31/98               9.24                    5.99
               04/01/98 - 06/30/98               7.51                    3.92
               07/01/98 - 09/30/98               3.23                    0.95
               10/01/98 - 12/31/98               1.63                    0.22

     The closing sale price of the Company's Common Stock as reported by the Oslo Stock Exchange on February 28, 1999, was U.S. $1.14.

     The number of shareholders of record of the Company's Common Stock as of February 28, 1999, was approximately 800.

     The Company currently has 4,721,470 options and warrants outstanding to acquire Common Stock of the Company, of which 2,725,395 are currently exercisable.

     The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in the business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA.

     The information set forth under the section entitled "Summary Consolidated Financial Data" on page 8 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference and filed herewith as part of Exhibit 13.1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 through 12 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference and filed herewith as a part of Exhibit 13.1.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Financial instruments that potentially subject the Company to significant concentrations of market risk consist principally of short-term investments, trade accounts receivable, and accounts payable.

     ISL considers the British pound to be its functional currency. The Company considers its functional currency to be the U.S. dollar. ISL's assets and liabilities are translated at year-end rates of exchange and its revenues and expenses are translated at the average rates of exchange during the year.

     The Company believes that the potential effects of market risk is not material to its operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The quarterly results of operations set forth on page 8 of the Company's 1998 Annual Report to Shareholders and the following financial statements, related notes thereto and report of independent auditors set forth on pages 13 through 29 of the Company's 1998 Annual Report to Shareholders are incorporated herein by reference and filed herewith as a part of Exhibit 13.1.

     Balance Sheets as of December 31, 1998 and 1997.

     Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

     Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996.

     Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

     Notes to Financial Statements.

     Independent Auditors' Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


     The information required by this item is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1998 under the caption "Election of Directors" and is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1998 under the caption "Executive Compensation" and is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1998 under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1998 under the caption "Certain Transactions" and is incorporated by reference herein.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)  The following documents are filed as part of this report:

     1.   Financial Statements

     The financial statements of Iterated Systems, Inc. and reports of independent auditors as set forth under Item 8 of this report on Form 10-K are incorporated by reference herein.

     2.   Financial Statement Schedules

     (i) The following Financial Statement Schedule of Iterated Systems, Inc. for the Years Ended December 31, 1996, 1997 and 1998 is filed as a part of this report on Form 10-K and should be read in conjunction with the Financial Statements, and related notes thereto, of Iterated Systems, Inc.

                            ITERATED SYSTEMS, INC.
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)

          VALUATION AND QUALIFYING ACCOUNTS WHICH ARE DEDUCTED IN THE
               BALANCE SHEET FROM THE ASSETS TO WHICH THEY APPLY

                                                                    Additions
                                                     --------------------------------------
                                     Balance at                                Charged to
                                    Beginning of       Charged to Costs           Other                              Balance at
                                       Period            and Expenses           Accounts          Deductions       End of Period
                                  ---------------    -------------------    ---------------    ----------------    -------------
Allowance for doubtful
accounts:
  Year Ended:
   December 31, 1998                   $    9                 $    0             $    0            $    (3)          $     6
   December 31, 1997                       70                    399                  0               (460)                9
   December 31, 1996                       71                     29                  0                (30)               70

                                                                    Additions
                                                     --------------------------------------
                                     Balance at                                Charged to
                                    Beginning of       Charged to Costs           Other                              Balance at
                                       Period            and Expenses           Accounts          Deductions       End of Period
                                  ---------------    -------------------    ---------------    ----------------    -------------
Reserve for inventory
obsolescence:
  Year Ended:
   December 31, 1998                   $    0                 $    0             $    0            $     0           $     0
   December 31, 1997                      581                      0                  0               (581)                0
   December 31, 1996                      380                    238                  0                (37)              581

                                                                    Additions
                                                     --------------------------------------
                                     Balance at                                Charged to
                                    Beginning of       Charged to Costs           Other                              Balance at
                                       Period            and Expenses           Accounts          Deductions       End of Period
                                  ---------------    -------------------    ---------------    ----------------    -------------
Valuation allowance for deferred
 income tax assets:
  Year Ended:
   December 31, 1998                   $  6,862              $   4,123           $   --            $   --           $  10,985
   December 31, 1997                      4,378                  2,484               --                --               6,862
   December 31, 1996                      3,425                    953               --                --               4,378

(b)  Reports on Form 8-K.  None.

(c) Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

   EXHIBIT
   -------
    NUMBER                               DESCRIPTION
    ------      ----------------------------------------------------------------

       3.1* Amended and Restated Articles of Incorporation of the Registrant 3.2* Restated Bylaws of the Registrant
       4.1* Warrant for the Purchase of Shares of Common Stock of the Registrant issued to Mosvold Farsund AS dated May 31, 1996
      10.1* Loan Agreement between Mosvold Farsund AS and the Registrant, dated May 31, 1996, as amended June 30, 1997
      10.2* Lease between California State Teachers' Retirement System and the Registrant dated January 31, 1995 for premises situated at 3525 Piedmont Road, N.E., Seven Piedmont Center, Suite 600, Atlanta, Georgia 30305

      10.3*  Lease between T.A. Fisher & Sons Limited and Iterated Systems
             Limited dated June 27, 1997 relating to land and office buildings forming Unit No. 32 at Wellington Business Park, Dukes Ride,
             Crowthorne, Berkshire
      10.4*  Amended and Restated Executive Employment Agreement between the
             Registrant and John C. Bacon, dated as of February 16, 1998
      10.5*  Executive Severance Agreement between the Registrant and John R.
             Festa, dated February 16, 1998
      10.6*  Employment Agreement between the Registrant and Michael F.
             Barnsley, dated May 1, 1994, as amended
      10.7*  Employment Agreement between the Registrant and Alan D. Sloan, dated May 1, 1994, as amended
      10.8* Iterated Systems, Inc. 1994 Amended and Restated Stock Option Plan 10.9* Iterated Systems, Inc. Amended and Restated 1994 Directors Stock
             Option Plan
      13.1   The following financial information included within the Company's
             Annual Report to Shareholders for the fiscal year ended December
             31, 1998:
                    (i)   Summary Consolidated Financial Data;
                    (ii)  Selected Quarterly Operating Results;
                    (iii) Management's Discussion and Analysis of Financial
                          Condition and Results of Operations; and
                    (iv) Financial Statements, Notes to Financial Statements, and Independent Auditor's Report.
      21*    Subsidiaries of the Registrant
      23.1   Consent of Ernst & Young LLP
      27.1   Financial Data Schedule (SEC use only)

___________________
* Incorporated by reference to Exhibits filed in response to Item 16(a), "Exhibits" of the Company's Registration Statement on Form 10 (File No. 000-24087) filed on April 24, 1998, as amended.

(d)  Financial Statement Schedules.  None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ITERATED SYSTEMS, INC.


                                    By:   /s/ John C. Bacon
                                         -------------------------------
                                         John C. Bacon
                                         President and Chief Executive Officer
                                         (Principal Executive Officer) and
                                          Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


               SIGNATURE                            TITLE                                 DATE
 /s/ John C. Bacon                        President, Chief Executive                  March 25, 1999
----------------------------------------  Officer; Director (Principal
John C. Bacon                             Executive Officer)


 /s/ Haines H. Hargrett                   Chief Financial Officer,                    March 25, 1999
----------------------------------------
Haines H. Hargrett                        (Principal Financial Officer;
                                          Principal Accounting Officer)

 /s/ Michael F. Barnsley                  Director                                    March 30, 1999
----------------------------------------
Michael F. Barnsley

 /s/ John R. Festa                        Director and Vice Chairman of the           March 26, 1999
----------------------------------------  Board of Directors
John R. Festa

 /s/ Terje Mikalsen                       Director                                    March 23, 1999
----------------------------------------
Terje Mikalsen

 /s/ Alan D. Sloan                        Executive Vice President and                March 25, 1999
----------------------------------------  Director
Alan D. Sloan

 /s/ Asmund R. Slogedal                   Director and Chairman of the                March 23, 1999
----------------------------------------  Board of Directors
Asmund R. Slogedal