Form 10-Q
period 1999-03-31
ITERATED SYSTEMS INC
filed 1999-05-07
CIK 924546

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[MARK ONE]
  [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31,1999

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
(State or other Jurisdiction of incorporation or               (I.R.S. Employer
              organization)                                  Identification No.)


            3525 PIEDMONT ROAD
           SEVEN PIEDMONT CENTER                                 30305-1530
                SUITE 600                                        (Zip Code)
            ATLANTA, GEORGIA
   (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (404) 264-8000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of the issuer's class of capital stock as of March 31,1999, the latest practicable date, is as follows: 13,073,025 shares of Common Stock, $.01 par value.



================================================================================

                            ITERATED SYSTEMS, INC.

                               TABLE OF CONTENTS

                                    PART I
                             FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31,1999
                  (unaudited) and December 31, 1998

         Condensed Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998 (unaudited)

         Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998 (unaudited)

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

Signatures

                                    PART I
                             FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

                            ITERATED SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31, 1998           MARCH 31, 1999
                                                           --------------------------------------------
                                                                                        (unaudited)
ASSETS
Current assets
     Cash and equivalents                                      $  3,706,070                   $267,232
     Short-term investments                                       4,270,444                  5,690,574
     Accounts receivable                                            214,088                    383,520
     Other current assets                                           212,132                    134,723
                                                               ------------               ------------
Total current assets                                              8,402,734                  6,476,049

Property and equipment                                            3,397,737                  3,425,214
     Accumulated depreciation                                    (2,761,119)                (2,889,792)
                                                               ------------               ------------
Net property and equipment                                          636,618                    535,422

Other assets                                                         44,699                     43,446
                                                               ------------               ------------

TOTAL ASSETS                                                   $  9,084,051               $  7,054,917
                                                               ============               ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable                                              $153,670                   $213,181
     Accrued liabilities                                            353,086                    388,850
     Deferred revenue                                                 5,126                     11,488
     Current maturities of debt                                       4,873                      3,729
     Other current liabilities                                       34,572                     34,572
                                                               ------------               ------------
Total current liabilities                                           551,327                    651,820

Non-current liabilities                                              14,405                      5,762

 Shareholders' equity
     Common stock                                                   130,731                    130,731
     Additional paid-in capital                                  29,806,036                 29,806,036
     Retained earnings                                          (21,461,546)               (23,635,529)
     Currency translation adjustments                                43,098                     96,097
                                                               ------------               ------------
Total shareholders' equity                                        8,518,319                  6,397,335
                                                               ------------               ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $  9,084,051               $  7,054,917
                                                               ============               ============

                            ITERATED SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                     1998               1999
                                               -----------------    --------------
REVENUES:
   Development fees                                $    119,891      $    272,670
   Product license fees                                 137,702           100,321
   Other revenues                                        23,405             5,808
                                               -----------------    --------------
       Total revenues                                   280,998           378,799

OPERATING EXPENSES:
   Sales and marketing                                1,201,682           901,388
   Research, development and engineering              1,553,344         1,282,958
   General and administrative                           563,233           423,944
                                               -----------------    --------------
       Total operating expenses                       3,318,259         2,608,290

OPERATING LOSS                                       (3,037,261)       (2,229,491)

OTHER INCOME/(EXPENSE):
   Interest income                                      236,158            90,845
   Interest expense                                      (8,539)             (188)
   Foreign currency exchange loss                        (1,227)          (35,146)
                                               -----------------    --------------
       Total other income                               226,392            55,511
                                               -----------------    --------------

NET LOSS BEFORE INCOME TAXES                         (2,810,869)       (2,173,980)

INCOME TAXES                                                  0                 0
                                               -----------------    --------------

NET LOSS                                           $ (2,810,869)     $ (2,173,980)
                                               =================    ==============

Basic and diluted net loss per share of
  common stock                                     $      (0.21)     $      (0.17)
                                               =================    ==============

Weighted average number of shares of
  common stock outstanding                           13,105,600        13,073,025
                                               =================    ==============

See accompanying notes.

                            ITERATED SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                  ---------------------------------------
                                                                       1998                    1999
                                                                  ---------------          --------------
OPERATING ACTIVITIES
Net loss                                                          $   (2,810,869)          $  (2,173,980)
Adjustments to reconcile net loss to net cash used
 in operating activities:
       Depreciation and amortization                                     268,045                 133,373
       Gain on disposal of property and equipment                              0                  (3,675)
       Loss on foreign currency transactions                               1,227                  35,146
       Changes in operating assets and liabilities:
             Accounts receivable                                         287,740                (145,471)
             Prepaid expenses and other assets                             1,472                  78,662
             Accounts payable                                             23,850                  59,511
             Accrued expenses                                            201,441                  35,764
             Deferred revenue                                                  0                   6,362
             Other liabilities                                            (8,643)                 (8,643)
                                                                  ---------------          --------------
Net cash used in operating activities                                 (2,035,737)             (1,982,951)

INVESTING ACTIVITIES
Purchases of property and equipment                                     (167,041)                (34,361)
Proceeds from sale of property and equipment                                   0                   3,675
Purchases of short-term investments                                      (71,239)             (1,420,130)
                                                                  ---------------          --------------
Net cash used in investing activities                                   (238,280)             (1,450,816)

FINANCING ACTIVITIES
Payments on note payable to bank                                         (34,623)                      0
Payments on capital lease obligations                                    (15,410)                 (1,144)
Issuance of common stock                                                   2,293                       0
Repurchase of common stock                                               (83,802)                      0
                                                                  ---------------          --------------
Net cash used in financing activities                                   (131,542)                 (1,144)

Effect of exchange rate fluctuation on cash                                  229                  (3,927)
                                                                  ---------------          --------------
DECREASE IN CASH AND CASH EQUIVALENTS                                 (2,405,330)             (3,438,838)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       7,633,283               3,706,070
                                                                  ===============          ==============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $    5,227,953           $     267,232
                                                                  ===============          ==============

See accompanying notes.

                            ITERATED SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31,1999
                                  (unaudited)

1.       PRESENTATION OF INTERIM INFORMATION

         The accompanying condensed consolidated financial statements include all adjustments consisting of normal recurring adjustments that Iterated Systems, Inc. and its wholly owned subsidiary, Iterated Systems, Limited (collectively, the "Company") considers necessary for a fair presentation of its unaudited results of operations for the three months ended March 31, 1998 and 1999. Results for the three months ended March 31, 1999 are not necessarily indicative of the results for the year.

2.       BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and its wholly owned United Kingdom subsidiary, Iterated Systems, Limited. Significant intercompany accounts and transactions have been eliminated in consolidation.

3.       PURCHASES AND SALES OF COMMON STOCK

         During the three months ended March 31, 1998, the Company repurchased 11,100 shares of its common stock on the open market for a cost of approximately $83,800. The Company also issued 7,200 shares upon the exercise of stock options by employees for net proceeds of $2,300.


4.       SEGMENT INFORMATION

         In accordance with the requirements of Financial Accounting Standards Board (FASB) Statement No. 131, Disclosure About Segments of an Enterprise and Related Information, the following disclosure represents the information used by management when evaluating the operating performance of its business units. The information reviewed by management includes the operating revenue from external customers, net loss and identifiable assets for the Company's two geographic areas, the United States and the United Kingdom. Both operating segments are involved in developing and marketing patented digital image science technology. The net assets of the foreign operations exclude intercompany accounts payable to the Company (for which settlement is not planned or anticipated in the foreseeable future).

                                                          Three Months Ended
                                                              March 31,
                                                ---------------------------------------
                                                     1998                    1999
                                                ---------------         ---------------
         Operating revenue
              United States                       $     280,500          $     373,600
              United Kingdom                                500                  5,200
                                                ---------------         --------------
                                                  $     281,000          $     378,800
                                                ---------------         --------------

         Net Loss
              United States                       $  (2,691,500)         $  (2,029,900)
              United Kingdom                           (119,400)              (144,100)
                                                ---------------         --------------
                                                  $  (2,810,900)         $  (2,174,000)


                                                 December 31,           March 31, 1999
                                                     1998
                                                ---------------         --------------
         Identifiable assets, net
              United States                       $  15,946,100          $   6,532,200

              United Kingdom                          (118,800)              (134,900)
                                                --------------           ------------
                                                  $ 15,827,300             $6,397,300
                                                ==============           ============

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

ITEM 2.

                            ITERATED SYSTEMS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND FINANCIAL CONDITION

         At March 31, 1999, the Company had cash and short-term investments of $5,958,000 and shareholders' equity in excess of $6,397,000. The Company will require significant increases in revenue to cover operating costs and achieve a profitable level of operations and anticipates that it will need to raise additional capital through debt or equity financing during this year to provide adequate operating capital. If adequate funds are not available, or are not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities or otherwise respond to competitive pressure would be significantly limited. There can be no assurance that we will be able to raise funds on favorable terms.

         In the first three months of 1998 and 1999 the Company used cash in operating activities of $2,036,000 and $1,983,000. This cash was used to fund the net loss for the respective periods.

         In the first three months of 1998 and 1999 the Company used cash in investing activities of $238,000 and $1,451,000 respectively. The funds were primarily for purchases of short-term investments and property and equipment.

         In the first three months of 1998 and 1999 the Company used cash in financing activities of $132,000 and $1,000, respectively. During 1998 the company used funds primarily to make payments on notes payable and capital lease obligations, and to repurchase Company shares on the Oslo Stock Exchange as discussed later in Risk Factors.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Revenues

         Total revenues increased 35% to $379,000 in the three months ended March 31, 1999 compared to $281,000 in the same period in 1998. The increase was primarily due to the increased level of billings on research contracts for the development of imaging technology.

Sales and Marketing

         Sales and marketing expenses decreased 25% to $901,000 in the three months ended March 31, 1999 from $1,202,000 during the same period in 1998. During 1997 and 1998, the Company restructured and reduced its workforce to focus on a more effective implementation of its business plan. This resulted in decreased personnel and associated expenses in the sales and marketing area during 1999 compared to the same period in 1998.

Research, Development and Engineering

         Research, development and engineering expenses decreased 17% to $1,283,000 in the three months ended March 31, 1999 from $1,553,000 in the same period in 1998. The decrease is primarily the result of lower personnel and related expenses resulting from the Company's personnel reductions during 1998.

General and Administrative

         General and administrative expenses decreased 25% to $424,000 in the three months ended March 31, 1999, from $563,000 in the same period in 1998. This decrease is primarily due to the decreased personnel costs associated with the Company's revised business focus and a reduction in the level of legal and professional costs that was required for the Company's initial registration on the Oslo Stock Exchange and as an SEC reporting company in the United States during 1998.

Interest Income

         Interest income decreased 62% to $91,000 in the three months ended March 31, 1999 from $236,000 in the same period in 1998. In September 1997, the Company received approximately $18,600,000 in net proceeds from an initial public offering of common stock on the Oslo Stock Exchange. The decrease in interest income is due to lower interest earnings on the decreased cash and short-term investment balances resulting from the use of these proceeds to fund the Company's operations.


IMPACT OF YEAR 2000

         The Company is in the process of evaluating the potential impact of what is commonly referred to as the year 2000 issue, concerning the inability of certain computer systems to properly recognize and process dates starting with the year 2000 and beyond. The Company is taking steps to ensure that its business systems software and equipment will continue to function properly after December 31, 1999. In doing so, the Company has established a team, which will work directly with management to (1) assess and test all internal information systems and other systems that may be affected by the year 2000 date change; (2) assess and test its products that may be affected by the year 2000 date change;
(3) communicate with third parties that supply its products to ensure they are addressing the year 2000 issue; and (4) compose a contingency and disaster recovery plan to ensure resolution of problems that may arise as a result of the year 2000 date change. Until this assessment is completed, the Company will not be able to determine the costs of becoming year 2000 compliant, the risks of non-compliance, and its ability to conduct its business under a contingency plan.

         The Company's products do not contain any real-time clocks and therefore the products themselves do not present any year 2000 issues.

         With respect to its information technology accounting systems, the assessment of equipment and software was started in June 1998. The Company will have completed the upgrade of these systems to versions that are stated to be 2000 compliant by June 30, 1999.

         The Company has commenced testing to determine that its internal systems are year 2000 compliant. The Company expects to complete testing and establish compliance with respect to all of its systems and products by June 30, 1999, subject to possible equipment upgrades during 1999 and ongoing communications with third parties. The Company believes that this time frame will allow internal auditing and testing of its systems, as well as further remediation, if necessary.

         The Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner. Based upon current estimates, the Company believes that its direct costs for year 2000 compliance will consist primarily of costs related to the staff time devoted to year 2000 compliance. The Company does not expect material capital expenditures will be necessary for year 2000 related compliance costs and capital expenditures in these areas have not been material for historical periods.

         Regardless of the year 2000 compliance of its systems and products, the Company may be adversely affected by disruptions in the operations of the enterprises with which it interacts. These business enterprises include suppliers, corporate partners, both domestic and international, government agencies, and other third parties. The Company cannot reasonably predict the impact on its operations and financial condition if any such businesses are adversely affected by the year 2000 issue.

         Statements made herein about the implementation of various phases of the Company's year 2000 program, the costs expected to be associated with that program, and the results it expects to achieve constitute forward-looking information. There are many uncertainties involved in the year 2000 issue and the following important factors, among others, could affect the impact of the year 2000 issue: (1) the inherent uncertainty of the costs and timing of achieving compliance on the wide variety of systems used by the Company; (2) the reliance on the efforts of vendors, customers, government agencies, and other third parties beyond its control to achieve adequate compliance and avoid disruption of its business in early 2000; and (3) the uncertainty of the ultimate costs and consequences of any unanticipated disruption of its business resulting from the failure of one of its applications or of a third party's systems.

SOFTWARE REVENUE RECOGNITION

         The American Institute of Certified Public Accountants issued Statement of Position 97-2 ("SOP 97-2"), SOP 98-4, and SOP 98-9, to clarify guidance on applying generally accepted accounting principles to software transactions and to provide guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. The adoption of this guidance had no impact on the Company's methods of recognizing revenue.

INFLATION

         The effects of inflation on the Company's operations were not significant during the periods presented in the consolidated financial statements, and the effects thereof are not considered to be of significance in the future. Generally, throughout the periods discussed above, the changes in revenue have resulted primarily from fluctuations in sales levels, rather than price changes.

MARKET RISK

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of short-term investments, trade accounts receivable, and accounts payable.

         The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. Company policy is designed to limit exposure at any one institution. Certain investments are in excess of Federal Deposit Insurance Corporation ("FDIC") guaranteed amounts. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's investment strategy.

         The carrying amounts reported in the balance sheet for cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and notes payable approximate their estimated fair values.

RISK FACTORS

         The following factors may affect the Company's future performance.

         We Have a History of Losses. We have incurred net operating losses since 1991 and as of March 31, 1999, we have had an accumulated deficit of approximately $23,635,500. We will need significant increases in revenue to meet our projected development, selling, marketing and other operating costs and to achieve a profitable level of operations. There can be no assurance, however, as to when or if such increases in revenues will be achieved.

         Our Revenues Have Decreased Following Expiration of the 1994 MCI Agreement. From September 1994 until September 1997, approximately 84% of our revenue was derived from MCI under the 1994 MCI Agreement. Due to the expiration of the 1994 MCI Agreement in September 1997, our revenue has decreased dramatically. There can be no assurance that we will be successful in replacing revenues at the same level in the future.

         We Have Changed Our Business Focus. We have revised our business plan to focus on the development and delivery of technology to the digital imaging market. As a result of this shift in focus and the expiration of our agreement with MCI, total revenues decreased 92% in the year ended December 31, 1998 compared to 1997. Our future financial performance will depend in large part on the successful implementation of our new business focus. There can be no assurance that we will succeed in implementing our business strategy and any failure to do so may have a material adverse effect on our business, financial condition and results of operations.

         We Depend on Emerging Markets to Utilize our Products. Currently, only a limited number of applications incorporating our products or technologies are in commercial production. We have derived substantially all of our product revenues, to date, from sales of technology for these applications and sales of products for development, trials and early deployment of applications that are not yet commercially available or are not yet in volume production. Our ability to generate significant revenues will be dependent on the development of new opportunities for digital images in the computer and photography markets and/or the adoption of our technologies by producers and users of such images. The potential size of these new market opportunities and the timing of their development are uncertain.

         Our Results of Operations May Fluctuate. Our quarterly operating results have in the past and may in the future vary significantly depending on factors such as:

         .   revenue from software sales;
         .   the timing of new product and service announcements;
         .   market acceptance of new and enhanced versions of our products;
         .   the size and timing of significant orders;
         .   changes in operating expenses;
         .   changes in our strategy; and
         .   general economic factors.

         We have limited or no control over many of these factors. We operate with virtually no service or software product order backlog because our services are purchased on demand and our software products typically are shipped shortly after orders are received. As a result, revenues in any quarter are substantially dependent on the quantity of purchases of services requested and product orders received in that quarter. Quarterly revenues also are difficult to forecast because the market for our products is evolving and our revenues in any period are significantly affected by the announcements and product offerings of our competitors as well as alternative technologies. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

         Our Success Depends Upon the New Products We Develop and Improving our Technology. Our operating results depend upon our ability to successfully introduce new products and improve our core technology on a timely basis and/or reduce costs of existing products. As a result, we believe that continued significant expenditures for research and development will be required in the future. There can be no assurance that new products will be successfully developed or will achieve market acceptance.

         Our Markets are Highly Competitive. The development and marketing of digital image products and technologies is extremely competitive. Many of the companies developing and marketing competitive technologies have competitive advantages over us, because they have established positions in the market, brand name recognition, established ties with OEMs, and the use of industry standards for digital compression and decompression such as MPEG and JPEG which can be obtained at little or no cost to the user. Further, there can be no assurance that our competitors will not succeed in developing products or technologies that are more effective than those being developed by us or that would render our products and technologies obsolete. In addition, many of our competitors have substantially greater financial, technical, marketing and human resources capabilities than us.

         Our Ability to Generate a Sufficient Amount of Capital is Uncertain. We anticipate that, in order to maintain a competitive position in our market, we must expend substantial resources to continue research and development relating to potential applications and new technologies. We must also expand our sales, marketing and distribution activities. There can be no assurance that we will be able to generate internally the funds necessary to continue such research and development efforts or to expand sales and marketing activities, or that additional funds from outside sources will be available for such purposes.

         Our Success Depends Upon Management, Directors and Key Employees. We are substantially dependent upon the efforts and abilities of our officers, directors and certain key employees. The loss or unavailability of any of our executive officers, directors or key employees could have a material adverse effect on our business. We have employment agreements with certain key employees. However, we do not maintain key man life insurance policies on any of our key employees. As a result, our operations could be adversely affected upon the death of any of our key employees.

         We Must Increase our Revenues From Abroad. We believe that our continued growth and profitability may require increasing our international revenues. International operations are subject to inherent risks, including:

         .   the impact of possible recessionary environments in economies outside the U.S.;
         .   changes in legal and regulatory requirements;
         .   changes in tariffs;
         .   currency exchange fluctuations;
         .   reduced protection for intellectual property rights in some countries;
         .   potentially adverse tax consequences; and
         .   political and economic instability.

         There can be no assurance that we will be able to sustain or increase international revenue, or that the factors listed above will not have a material impact on our international operations. This expansion will require financial resources and significant management attention.

         Our Success Depends on Our Patents and Proprietary Rights. Our ability to compete effectively will depend in part on our ability to maintain the proprietary nature of our technology through a combination of copyright, patent and trade secret protection and contractual provisions and non-disclosure agreements. Competition in our market is intense and there can be no assurance that our competitors will not independently develop or obtain patents on technologies that are substantially equivalent or superior to our technology. We could incur substantial costs in defending Iterated Systems in patent infringement lawsuits brought by others and in prosecuting patent infringement lawsuits against third party infringers. We also rely on trade secrets and proprietary know-how that we seek to protect, in part, by non-disclosure agreements with our employees, suppliers, consultants and potential strategic partners and customers. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any such breach or that our trade secrets and proprietary know-how will not otherwise become known or be independently developed by competitors.



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

                                      ITERATED SYSTEMS, INC.



Date:  May 7, 1999                    /s/  JOHN C. BACON
     -----------------------         -------------------------------------------
                                      John C. Bacon
                                      President and Chief Executive Officer
                                      (Principal Executive Officer) and Director



Date:  May 7, 1999                    /s/  HAINES H. HARGRETT
     -----------------------         -------------------------------------------
                                      Haines H. Hargrett
                                      Chief Financial Officer
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)