Form 10-Q
period 1999-06-30
ITERATED SYSTEMS INC
filed 1999-08-12
CIK 924546

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[Mark One]
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR


   [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                        Commission File Number: 0-24087


                             ITERATED SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


              Georgia                                            58-1741516
   (State or other Jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)


           3525 Piedmont Road
         Seven Piedmont Center
               Suite 600
           Atlanta, Georgia                                       30305-1530
(Address of principal executive offices)                          (Zip Code)


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

The number of shares of the issuer's class of capital stock as of June 30, 1999, the latest practicable date, is as follows: 13,073,025 shares of Common Stock, $.01 par value.

--------------------------------------------------------------------------------

                             ITERATED SYSTEMS, INC.

                               TABLE OF CONTENTS

                                     PART I
                             FINANCIAL INFORMATION


Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of June 30, 1999
          (unaudited) and December 31, 1998

        Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 1999 and 1998 (unaudited)

        Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998 (unaudited)

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

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

                                     PART I
                             FINANCIAL INFORMATION


Item 1. Financial Statements.


                            Iterated Systems, Inc.
                     Condensed Consolidated Balance Sheets

                                                 December 31,      June 30,
                                                     1998            1999
                                                 ------------    ------------
                                                                  (unaudited)
Assets
Current assets
  Cash and equivalents                           $  3,706,070    $    114,261
  Short-term investments                            4,270,444       3,486,729
  Accounts receivable                                 214,088         340,679
  Other current assets                                212,132         165,401
                                                 ------------    ------------
Total current assets                                8,402,734       4,107,070

Property and equipment
  Computer equipment and purchased software         2,872,013       2,920,431
  Furniture and equipment                             390,158         387,651
  Leasehold improvements                              135,566         143,261
                                                 ------------    ------------
Total property and equipment                        3,397,737       3,451,343
  Accumulated depreciation                         (2,761,119)     (2,988,759)
                                                 ------------    ------------
Net property and equipment                            636,618         462,584

Other assets                                           44,699          42,444
                                                 ------------    ------------

Total assets                                     $  9,084,051    $  4,612,098
                                                 ============    ============

Liabilities and shareholders' equity
Current liabilities
  Accounts payable                               $    153,670    $     83,040
  Accrued liabilities                                 353,086         501,142
  Deferred revenue                                      5,126          27,060
  Current maturities of debt                            4,873           2,537
  Other current liabilities                            34,572          31,691
                                                 ------------    ------------
Total current liabilities                             551,327         645,470

Non-current liabilities                                14,405               0

 Shareholders' equity
  Common stock                                        130,731         130,731
  Additional paid-in capital                       29,806,036      29,806,036
  Retained earnings                               (21,461,546)    (26,055,333)
  Currency translation adjustments                     43,098          85,194
                                                 ------------    ------------
Total shareholders' equity                          8,518,319       3,966,628
                                                 ------------    ------------

Total liabilities and shareholders' equity       $  9,084,051    $  4,612,098
                                                 ============    ============

                            Iterated Systems, Inc.
                Condensed Consolidated Statements of Operations
                                  (unaudited)

                                                         Three Months Ended                    Six Months Ended
                                                              June 30,                              June 30,
                                                         1998          1999                   1998           1999
                                                     -----------    -----------           -----------    -----------
Revenues:
  Development fees                                   $   108,434    $    12,480           $   228,325    $   285,150
  Product license fees                                    22,399        138,024               160,101        238,345
  Other revenues                                          22,500              0                45,904          5,808
                                                     -----------    -----------           -----------    -----------
    Total revenues                                       153,333        150,504               434,330        529,303

Operating expenses:
  Sales and marketing                                  1,039,499        862,053             2,241,181      1,763,441
  Research, development and engineering                1,361,717      1,337,715             2,915,061      2,620,673
  General and administrative                             613,203        436,935             1,176,434        860,879
                                                     -----------    -----------           -----------    -----------
    Total operating expenses                           3,014,419      2,636,703             6,332,676      5,244,993

Operating loss                                        (2,861,086)    (2,486,199)           (5,898,346)    (4,715,690)

Other income(expense):
  Interest income                                        198,013         60,973               434,171        151,818
  Interest expense                                        (7,161)          (139)              (15,700)          (327)
  Foreign currency exchange gain (loss)                      193          5,566                (1,033)       (29,580)
                                                     -----------    -----------           -----------    -----------
    Total other income                                   191,045         66,400               417,438        121,911
                                                     -----------    -----------           -----------    -----------

Net loss                                             $(2,670,041)   $(2,419,799)          $(5,480,908)   $(4,593,779)
                                                     ===========    ===========           ===========    ===========

Basic and diluted net loss
  per share of common stock                          $     (0.20)   $     (0.19)          $     (0.42)   $     (0.35)
                                                     ===========    ===========           ===========    ===========

Weighted average number of shares of
  common stock outstanding                            13,084,458     13,073,025            13,095,112     13,073,025
                                                     ===========    ===========           ===========    ===========

See accompanying notes.

                            Iterated Systems, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                             Six Months Ended June 30,
                                                          ------------------------------
                                                              1998               1999
                                                          -----------        -----------
Operating activities
Net loss                                                  $(5,480,908)       $(4,593,779)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization                             507,167            244,010
    Gain on disposal of property and equipment                    (35)            (6,175)
    Loss on foreign currency transactions                       1,033             29,573
    Changes in operating assets and liabilities:
      Accounts receivable                                     240,833           (103,050)
      Prepaid expenses and other assets                        91,969             49,726
      Accounts payable                                        (74,743)           (69,693)
      Accrued expenses                                         16,294            145,771
      Deferred revenue                                              0             21,934
      Other liabilities                                       (17,286)           (17,286)
                                                          -----------        -----------
Net cash used in operating activities                      (4,715,676)        (4,298,969)

Investing activities
Purchases of property and equipment                          (244,832)           (76,119)
Proceeds from sale of property and equipment                        0              8,597
Sales of short-term investments                             2,249,962            783,715
                                                          -----------        -----------
Net cash provided by investing activities                   2,005,130            716,193

Financing activities
Payments on note payable to bank                              (69,243)                 0
Payments on capital lease obligations                         (36,682)            (2,336)
Issuance of common stock                                        2,293                  0
Repurchase of common stock                                   (236,002)                 0
                                                          -----------        -----------
Net cash used in financing activities                        (339,634)            (2,336)

Effect of exchange rate fluctuation on cash                      (354)            (6,697)
                                                          -----------        -----------
Decrease in cash and cash equivalents                      (3,050,534)        (3,591,809)
Cash and cash equivalents at beginning of period            7,633,283          3,706,070
                                                          -----------        -----------
Cash and cash equivalents at end of period                $ 4,582,749        $   114,261
                                                          ===========        ===========

See accompanying notes.

                             Iterated Systems, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 June 30, 1999
                                  (unaudited)

 1.  Presentation of Interim Information

     The accompanying condensed consolidated financial statements include all adjustments consisting of normal recurring adjustments that Iterated Systems, Inc. and its wholly owned subsidiary, Iterated Systems, Limited (collectively, the "Company") considers necessary for a fair presentation of its unaudited results of operations for the six months ended June 30, 1998 and 1999. Results for the six months ended June 30, 1999 are not necessarily indicative of the results for the year.

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

 4.  Segment Information

     In accordance with the requirements of Financial Accounting Standards Board Statement No. 131, Disclosure About Segments of an Enterprise and Related Information, the following disclosure represents the information used by management when evaluating the operating performance of its business units. The information reviewed by management includes the operating revenue, net loss and identifiable assets for the Company's two geographic areas, the United States and the United Kingdom. Both operating segments are involved in developing and marketing patented digital image science technology. The long-term assets of the United States geographic area excludes inter-company accounts receivable.

                                        Six Months Ended
                                            June 30,
                                   ---------------------------
                                      1998            1999
                                   -----------     -----------
     Operating revenue
       United States               $   432,200     $   524,100
       United Kingdom                    2,100           5,200
                                   -----------     -----------
                                   $   434,300     $   529,300
                                   -----------     -----------

     Net Loss
       United States               $(5,184,600)    $(4,286,800)
       United Kingdom                 (296,300)       (307,000)
                                   -----------     -----------
                                   $(5,480,900)    $(4,593,800)
                                   -----------     -----------

                                   December 31,      June 30,
                                      1998             1999
                                   -----------     -----------
     Identifiable assets, net
       United States               $ 3,152,000     $ 3,211,800
       United Kingdom                  290,400         282,000
                                   -----------     -----------
                                   $ 3,442,400     $ 3,493,800
                                   -----------     -----------

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

Item 2.
                             Iterated Systems, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.

Liquidity and Financial Condition

     At June 30, 1999, the Company had cash and short-term investments of $3,601,000. This represents a decrease of $4,366,500 from December 31,1998. Cash and short-term investments were used primarily to fund the operating loss the Company incurred during the first six months of 1999.

     In the first six months of 1998 and 1999, the Company used cash in operating activities of $4,715,700 and $4,299,000, respectively. This cash was used to fund the net loss for the respective periods.

     In the first six months of 1998 and 1999, the Company's investing activities provided cash of $2,005,100 and $716,200, respectively. The funds were primarily from sales of short-term investments.

     In the first six months of 1998 and 1999, the Company used cash in financing activities of $339,600 and $2,300, respectively. During 1998, the Company used funds primarily to make payments on capital lease obligations, and to repurchase Company shares on the Oslo Stock Exchange.

     The Company will require significant increases in revenue to cover operating costs and achieve a profitable level of operations and anticipates that it will need to raise additional capital through debt or equity financing during this fiscal year to provide adequate operating capital. If adequate funds are not available, or are not available on acceptable terms, its ability to fund its operations, take advantage of unanticipated opportunities or otherwise respond to competitive pressure would be significantly limited. There can be no assurance that it will be able to raise funds on favorable terms.


Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Revenues

     Total revenues decreased 2% to $150,500 in the three months ended June 30, 1999 compared to $153,300 in the same period in 1998. This resulted primarily from the Company's planned shift in emphasis away from development fees and toward product license fees as the company continues its change in business focus as discussed below in Risk Factors.

Sales and Marketing

     Sales and marketing expenses decreased 17% to $862,100 in the three months ended June 30, 1999 from $1,039,500 during the same period in 1998. This reduction resulted primarily from the reduced level of use of outside contractors and lower levels of travel expenditures.

Research, Development and Engineering

     Research, development and engineering expenses decreased 2% to $1,337,700 in the three months ended June 30, 1999 from $1,361,700 in the same period in 1998. This was due to a reduced level of full time employees which was partially offset by increased use of independent contractors for specific projects.

General and Administrative

     General and administrative expenses decreased 29% to $436,900 in the three months ended June 30, 1999, from $613,200 in the same period in 1998. This decrease is primarily due to the decreased personnel costs associated with the Company's revised business focus and a reduction in the level of legal and professional costs that was required for the Company's initial registration on the Oslo Stock Exchange and as an SEC reporting company in the United States during 1998.

Interest Income

     Interest income decreased 69% to $61,000 in the three months ended June 30, 1999 from $198,000 in the same period in 1998. In September 1997, the Company received approximately $18,600,000 in net proceeds from an initial public offering of common stock on the Oslo Stock Exchange. The decrease in interest income is due to lower interest earnings on the decreased cash and short-term investment balances resulting from the use of these proceeds to fund the Company's operations.

Six months Ended June 30, 1999 Compared to Six months Ended June 30, 1998

Revenues

     Total revenues increased 22% to $529,300 in the six months ended June 30, 1999 compared to $434,300 in the same period in 1998. This resulted from the increase in product license fees as the Company shifts its emphasis away from development fees and toward product license fees as discussed below in Risk Factors, and from the final development billing on a completed research contract.

Sales and Marketing

     Sales and marketing expenses decreased 21% to $1,763,400 in the six months ended June 30, 1999 from $2,241,200 in the same period in 1998. This reduction resulted primarily from the reduced level of use of outside contractors and lower levels of travel expenditures.

Research, Development and Engineering

     Research, development and engineering expenses decreased 10% to $2,620,700 in the six months ended June 30, 1999 from $2,915,100 in the same period in 1998. The decrease is primarily the result of reductions in workforce as the Company shifts part of its development to independent contractors working on specific projects, and a reduction in depreciation expense.

General and Administrative

     General and administrative expenses decreased 27% to $860,900 in the six months ended June 30, 1999 from $1,176,400 in the same period in 1998. This decrease is primarily due to the decreased personnel costs associated with the Company's revised business focus and a reduction in the level of legal and professional costs that was required for the Company's initial registration on the Oslo Stock Exchange and as an SEC reporting company in the United States during 1998.

Interest Income

     Interest income decreased 65% to $151,800 in the six months ended June 30, 1999 from $434,200 in the same period in 1998. In September 1997, the Company received approximately $18,600,000 in net proceeds from an initial public offering of common stock on the Oslo Stock Exchange. The decrease in interest income is due to lower interest earnings on the decreased cash and short-term investment balances resulting from the use of these proceeds to fund the Company's operations.

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

     The Company's products do not contain any real-time clocks and, therefore, the products themselves do not present any year 2000 issues.

     With respect to its information technology accounting systems, the assessment of equipment and software was started in June 1998. The Company will have completed the upgrade of these systems to versions that are stated to be 2000 compliant by August 31, 1999.

     The Company has completed testing and established compliance with respect to all of its systems and products, subject to possible equipment upgrades during 1999 and ongoing communications with third parties.

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

     We Have a History of Losses. We have incurred net operating losses since 1991 and as of June 30, 1999, we have had an accumulated deficit of approximately $26,055,300. We will need significant increases in revenue to meet our projected development, selling, marketing and other operating costs and to achieve a profitable level of operations. There can be no assurance, however, as to when or if such increases in revenues will be achieved.

     Our Revenues Have Decreased Following Expiration of the 1994 MCI Agreement. From September 1994 until September 1997, approximately 84% of our revenue was derived from MCI Telecommunications Corporation under the 1994 MCI Agreement. Due to the expiration of the 1994 MCI Agreement in September 1997, our revenue has decreased dramatically. There can be no assurance that we will be successful in replacing revenues at the same level in the future.

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

     Our Results of Operations May Fluctuate. Our quarterly operating results have in the past and may in the future vary significantly depending on factors such as:
     .  revenue from software licenses;
     .  the timing of new product and service announcements;
     .  market acceptance of new and enhanced versions of our products;
     .  the size and timing of significant orders;
     .  changes in operating expenses;
     .  changes in our strategy; and
     .  general economic factors.

     We have limited or no control over many of these factors. We operate with virtually no service or software license order backlog because our services are purchased on demand and our software licenses typically are shipped shortly after orders are received. As a result, revenues in any quarter are substantially dependent on the quantity of orders received in that quarter. Quarterly revenues also are difficult to forecast because the market for our products is evolving and our revenues in any period are significantly affected by the announcements and product offerings of our competitors as well as alternative technologies. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

     Our Markets are Highly Competitive. The development and marketing of digital image products and technologies is extremely competitive. Many of the companies developing and marketing competitive technologies have competitive advantages over us, because they have established positions in the market, brand name recognition or established ties with OEMs. Further, there can be no assurance that our competitors will not succeed in developing products or technologies that are more effective than those being developed by us or that would render our products and technologies obsolete. In addition, many of our competitors have substantially greater financial, technical, marketing and human resources capabilities than us.

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

        None.


Item 3. Defaults Upon Senior Securities.

        None.


Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders was held on April 12, 1999 at which time certain matters were submitted to such stockholders for a vote. Below is a brief description of each such matter as well as the number of shares represented at the meeting and entitled to vote and voting for, against or abstaining as to each matter.

 . The following directors were elected to serve on a one-year term expiring in 2000.

   ---------------------------------------------------------------------------
                                      Shares                        Shares
                                        FOR                        WITHHOLD
   ---------------------------------------------------------------------------
   Nominees:                         (# and %)                     (# and %)
   ---------------------------------------------------------------------------
   John C. Bacon                  9,712,002  (100%)               27,100  (0%)
   ---------------------------------------------------------------------------
   Michael F. Barnsley            9,712,002  (100%)               27,100  (0%)
   ---------------------------------------------------------------------------
   John R. Festa                  9,711,902  (100%)               27,200  (0%)
   ---------------------------------------------------------------------------
   Terje Mikalsen                 9,711,002  (100%)               28,100  (0%)
   ---------------------------------------------------------------------------
   Alan D. Sloan                  9,712,002  (100%)               27,100  (0%)
   ---------------------------------------------------------------------------
   R. Asmund Slogedal             9,711,002  (100%)               28,100  (0%)
   ---------------------------------------------------------------------------

 . The stockholders approved an amendment to the Company's 1994 Amended and Restated Stock Option Plan.

   ---------------------------------------------------------------------------
        Shares                              Shares                  Shares
         FOR                                AGAINST                 ABSTAIN
   ---------------------------------------------------------------------------
       (# and %)                           (# and %)               (# and %)
   ---------------------------------------------------------------------------
   9,717,201  (100%)                      11,101  (0%)            10,800  (0%)
   ---------------------------------------------------------------------------

 . The stockholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ended December 31, 1999.

   ---------------------------------------------------------------------------
        Shares                          Shares                      Shares
         FOR                            AGAINST                     ABSTAINED
   ---------------------------------------------------------------------------
       (# and %)                       (# and %)                    (# and %)
   ---------------------------------------------------------------------------
   9,734,702  (100%)                   0  (0.00%)                  4,400  (0%)
   ---------------------------------------------------------------------------

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


Date:  August 12, 1999               /s/  John C. Bacon
       ---------------               ------------------
                                     John C. Bacon
                                     President and Chief Executive Officer
                                     (Principal Executive Officer) and Director



Date:  August 12, 1999               /s/  Haines H. Hargrett
       ---------------               -----------------------
                                     Haines H. Hargrett
                                     Chief Financial Officer
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)