Form 10-Q
period 1999-09-30
ITERATED SYSTEMS INC
filed 1999-11-12
CIK 924546

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[Mark One]
 [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of the issuer's class of capital stock as of September 30, 1999, the latest practicable date, is as follows: 13,073,025 shares of Common Stock, $.01 par value.

--------------------------------------------------------------------------------

                             ITERATED SYSTEMS, INC.

                               TABLE OF CONTENTS

                                     PART I
                             FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 1999
                (unaudited) and December 31, 1998

          Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 1999 and 1998 (unaudited)

          Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998 (unaudited)

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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

Signatures

                                     PART I
                             Financial Information

Item 1. Financial Statements.

                            Iterated Systems, Inc.
                     Condensed Consolidated Balance Sheets

                                                         December 31,     September 30,
                                                             1998              1999
                                                          -----------       -----------
Assets                                                                      (unaudited)
Current assets
     Cash and equivalents                                 $ 3,706,070       $   459,782
     Short term investments                                 4,270,444         1,731,000
     Accounts receivable                                      214,088           249,634
     Prepaid expenses and other assets                        212,132           205,933
                                                          -----------       -----------
Total current assets                                        8,402,734         2,646,349

Property and equipment
     Computer equipment and software                        2,872,013         2,955,978
     Furniture and equipment                                  390,158           389,775
     Leasehold improvements                                   135,566           143,756
                                                          -----------       -----------
          Total property and equipment                      3,397,737         3,489,509
     Accumulated depreciation                              (2,761,119)       (3,088,374)
                                                          -----------       -----------
Net property and equipment                                    636,618           401,135

Other assets                                                   44,699            44,354
                                                          -----------       -----------

Total Assets                                              $ 9,084,051       $ 3,091,838
                                                          ===========       ===========

Liabilities and shareholders' equity
Current liabilities
     Accounts payable                                    $    153,670     $     44,053
     Accrued liabilities                                      353,086          639,466
     Deferred revenue                                           5,126          118,534
     Current maturities of long-term debt                       4,873            1,295
     Other current liabilities                                 34,572           23,048
                                                         ------------     ------------
Total current liabilities                                     551,327          826,396

Non-current liabilities
     Other liabilities                                         14,405                0
                                                         ------------     ------------
Total non-current liabilities                                  14,405                0

 Shareholders' equity
     Common stock                                             130,731          130,731
     Additional paid-in capital                            29,806,036       29,806,036
     Accumulated deficit                                  (21,461,547)     (27,777,820)
     Currency translation adjustments                          43,099          106,495
                                                         ------------     ------------
Total shareholders' equity                                  8,518,319        2,265,442
                                                         ------------     ------------

Total liabilities and shareholders' equity               $  9,084,051     $  3,091,838
                                                         ============     ============

                                                   Iterated Systems, Inc.
                                       Condensed Consolidated Statements of Operations

                                                         (unaudited)

                                                    Three Months Ended                 Nine Months Ended
                                                       September 30                       September 30
                                                  1998              1999             1998             1999
                                              -------------     -------------    -------------    -------------
Revenue:
  Development fees                            $    113,506      $     18,750     $    341,831     $    303,900
  Product license fees                              14,566           742,766          174,667          981,111
  Other revenues                                    20,969             1,702           66,873            7,510
                                              -------------     -------------    -------------    -------------
    Total revenue                                  149,041           763,218          583,371        1,292,521

Costs and expenses:
  Sales and marketing                            1,054,657           876,220        3,295,838        2,639,661
  Research, development and engineering          1,233,784         1,277,678        4,148,847        3,898,351
  General and administrative                       513,991           354,748        1,690,425        1,215,627
                                              -------------     -------------    -------------    -------------
  Total costs and expenses                       2,802,432         2,508,646        9,135,110        7,753,639


Operating loss                                  (2,653,391)       (1,745,428)      (8,551,739)      (6,461,118)

Other income (expense):
  Interest income                                  153,476            38,300          587,647          190,118
  Interest expense                                    (352)              (89)         (16,052)            (416)
  Foreign currency exchange gain (loss)             27,781           (15,269)          (2,816)         (44,849)
                                              -------------     -------------    -------------    -------------
  Total other income (expense)                     180,905            22,942          568,779          144,853

Net loss                                       ($2,472,486)      ($1,722,486)     ($7,982,960)     ($6,316,265)
                                              =============     =============    =============    =============
Basic and diluted loss per share                    ($0.19)           ($0.13)          ($0.61)          ($0.48)
                                              =============     =============    =============    =============

Weighted average shares outstanding             13,073,125        13,073,025       13,087,778       13,073,025
                                              =============     =============    =============    =============

                                 Iterated Systems, Inc.
                     Condensed Consolidated Statements of Cash Flows
                                       (unaudited)

                                                         Nine Months Ended September 30,
                                                       ----------------------------------
                                                             1998               1999
                                                       ---------------    ---------------
Operating activities
Net loss                                                   ($7,982,960)      ($6,316,265)
Adjustments to reconcile net loss to net cash used
  in operating activities:
       Depreciation and amortization                           696,911           335,513
       Gain on disposal of property and equipment              (30,095)           (6,195)
       Loss on foreign currency transactions                    29,504            44,842
       Changes in operating assets and liabilities:
           Accounts receivable                                 276,943           (11,648)
           Prepaid expenses and other assets                   159,004            10,104
           Accounts payable                                    (12,439)         (109,474)
           Accrued expenses                                          0           282,583
           Deferred revenue                                          0           113,408
           Other liabilities                                   (25,929)          (25,929)
                                                       ---------------    ---------------
Net cash used in operating activities                       (6,889,061)       (5,683,061)

Investing activities
Purchases of property and equipment                           (263,383)         (103,787)
Proceeds from sale of property and equipment                         0             8,616
Sales of short-term investments                              1,359,420         2,539,444
                                                       ---------------    ---------------
Net cash provided by investing activities                    1,096,037         2,444,273

Financing activities
Payments on capital lease obligations                         (118,518)           (3,578)
Issuance of common stock                                         2,293                 0
Repurchase of common stock                                    (236,002)                0
Issuance of warrants                                            31,597                 0
                                                       ---------------    ---------------
Net cash used in financing activities                         (320,630)           (3,578)

Effect of exchange rate fluctuation on cash                     27,800            (3,922)
                                                       ---------------    ---------------
Decrease in cash and cash equivalents                       (6,085,854)       (3,246,288)
Cash and cash equivalents at beginning of period             7,633,283         3,706,070
                                                       ---------------    ---------------
Cash and cash equivalents at end of period                $  1,547,429      $    459,782
                                                       ===============    ===============

See accompanying notes.

                             Iterated Systems, Inc.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1999
                                  (unaudited)

1.  Presentation of Interim Information

The accompanying condensed consolidated financial statements include all adjustments consisting of normal recurring adjustments that Iterated Systems, Inc. and its wholly owned subsidiary, Iterated Systems, Limited (collectively, the "Company") consider necessary for a fair presentation of its unaudited results of operations for the nine months ended September 30, 1998 and 1999. Results for the nine months ended September 30, 1999 are not necessarily indicative of the results for the year.

2.  Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned United Kingdom subsidiary, Iterated Systems, Limited. Significant inter-company accounts and transactions have been eliminated in consolidation.

3.  Purchases and Sales of Common Stock

During the nine months ended September 30, 1998, the Company repurchased 36,100 shares of its common stock on the open market for a cost of approximately $236,000. The Company also issued 7,200 shares upon the exercise of stock options by employees for net proceeds of $2,300.

4.  Segment Information

In accordance with the requirements of Financial Accounting Standards Board Statement No. 131, Disclosure About Segments of an Enterprise and Related Information, the following disclosure represents the information used by management when evaluating the operating performance of its business units. The information reviewed by management includes the operating revenue, net loss and identifiable assets for the Company's two geographic areas, the United States and the United Kingdom. Both operating segments are involved in developing and marketing patented digital image science technology. The long-term assets of the United States geographic area exclude inter-company accounts receivable.

                                                     Nine Months Ended
                                                       September 30,
                                               -----------------------------
                                                   1998            1999
                                               ------------     ------------
Operating revenue
  United States                                $   580,000      $ 1,279,000
  United Kingdom                                     3,000           14,000
                                               ------------     ------------
                                               $   583,000      $ 1,293,000
                                               ============     ============

Net Loss
  United States                                $(7,583,000)     $(5,870,000)
  United Kingdom                                  (399,000)        (446,000)
                                               ------------     ------------
                                               $(7,982,000)     $(6,316,000)
                                               ============     ============

                                                      At September 30,
                                               -----------------------------
                                                   1998             1999
                                               ------------     ------------
Identifiable assets, net
  United States                                $10,687,000      $ 2,372,000
  United Kingdom                                  (129,000)        (107,000)
                                               ------------     ------------
                                               $10,558,000      $ 2,265,000
                                               ============     ============

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

Item 2.
                             Iterated Systems, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.

Overview

Historically, the Company has derived its revenues from development fees, license fees, and packaged software products. The Company expects that revenues from development fees and packaged software products will continue its recent decline as business efforts are focused on developing and licensing software based on its digital image science technology to users of high quality digital image systems. During 1997-1999, the Company has restructured its workforce to focus on a more effective implementation of this market strategy. If this plan is successful, the Company believes that a majority of its future revenues will be derived from license fees for its software.

The Company recognizes revenue from development fees based on the Company's estimate of the percentage of completion using actual costs incurred as a percentage of expected total costs of individual development agreements. License fee revenues are recognized either upon delivery of the software product or in a manner similar to the method for revenue recognition of development fees, depending upon the degree of customization required for a specific customer. This method is in accordance with current software revenue recognition as discussed below (see "Software Revenue Recognition"). Revenues from the sales of packaged software products are recognized upon the shipment of the products to the customer.

In September 1994 the Company entered into an agreement with MCI Telecommunications Corporation (1994 MCI Agreement) to provide for the development of certain advanced compression technology for use in telecommunications applications. MCI paid the Company approximately $36,000,000 over the next three years for development of specific technology and the exclusive rights to use and sublicense specified technology in telecommunications markets until September 1997. The 1994 MCI Agreement expired in September 1997. In August 1998, the Company and MCI entered into a new agreement (1998 MCI Agreement) that provides MCI with a non-exclusive, royalty-free license to use certain deliverables developed by the Company under the 1994 MCI Agreement. In addition the Company granted MCI warrants with a term of four years to purchase up to 1,452,570 shares of common stock at $5.00 per share. Under the terms of the Warrant, the exercise price was adjusted to $4.00 and number of warrants was adjusted to 1,797,609 in conjunction with the Rights Offering conducted by the Company in 1999. See Item 5 Other Information.


Liquidity and Financial Condition

Since October 1997 the Company has financed its operations primarily from the $18,600,000 net proceeds of its initial public offering on the Oslo Stock Exchange. At September 30, 1999, the Company had cash and short-term investments of $2,191,000, which represents a decrease of $5,786,000 from December 31, 1998.

In the first nine months of 1998 and 1999, the Company used cash in operating activities of $6,889,000 and $5,683,000, respectively. This cash was used to fund the net loss for the respective periods.

In the first nine months of 1998 and 1999, the Company's investing activities provided cash of $1,096,000 and $2,444,000, respectively. The funds were provided primarily from sales of short-term investments.

In the first nine months of 1998 and 1999, the Company used cash in financing activities of $321,000 and $4,000, respectively. During 1998, the Company used funds to repurchase Company shares on the Oslo Stock Exchange and in both 1998 and 1999 to make payments on capital lease obligations.

The Company will require significant increases in revenue to cover operating costs and achieve a profitable level of operations. If adequate funds are not available, or are not available on acceptable terms, its ability to fund its operations, take advantage of unanticipated opportunities, or otherwise respond to competitive pressure would be significantly limited. There can be no assurance that it will be able to raise funds on favorable terms.


Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Revenues. Total revenues increased 412% to $763,000 in the three months ended September 30, 1999, compared to $149,000 in the same period in 1998. This resulted from the increase in license fees as the Company shifts its emphasis away from development fees and toward license fees including initial licenses for the Company's MediaBin platform and the initial payment for a long term license of its ViO technology.

Sales and Marketing. Sales and marketing expenses decreased 17% to $876,000 in the three months ended September 30, 1999, from $1,055,000 in the same period in 1998. This reduction resulted primarily from a significant reduction in expenditures for outside contractors, travel, and trade shows, partially offset by an increase in salary expense.

Research, Development and Engineering. Research, development and engineering expenses increased 4% to $1,278,000 in the three months ended September 30, 1999, from $1,234,000 in the same period in 1998. The increase is the net effect of a reduction in salary expense offset by increased use of independent contractors working on specific projects.

General and Administrative. General and administrative expenses decreased 31% to $355,000 in the three months ended September 30, 1999, from $514,000 in the same period in 1998. This decrease is primarily due to the decreased personnel costs associated with the Company's revised business focus and legal fees associated with the 1998 MCI Agreement.

Interest Income. Interest income decreased 75% to $38,000 in the three months ended September 30, 1999, from $153,000 in the same period in 1998. In September 1997 the Company received approximately $18,600,000 in net proceeds from an initial public offering of Common Stock on the Oslo Stock Exchange. The decrease in interest income is due to lower interest earnings on the decreased cash and short-term investment balances resulting from the use of these proceeds to fund the Company's operations.

Income Taxes. The Company does not currently pay United States income taxes as it has net operating loss carryforwards. These are not recorded as a deferred tax asset. For financial reporting purposes, a valuation allowance has been recognized to reduce the net deferred tax assets to zero due to uncertainties with respect to the Company's ability to generate taxable income in the future sufficient to realize the benefit of such deferred income tax assets.

At December 31, 1998, the Company has net operating loss carryforwards in the United States of $20,992,000, which begin expiring in 2007. The Company also has net operating loss carryforwards of $2,052,000 in the United Kingdom. In addition, at December 31, 1998, the Company has $1,087,000 of research and development tax credits to offset against future United States taxable income. Utilization of net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986.

Nine Months Ended September 30, 1999, Compared to Nine Months Ended September 30, 1998

Revenues. Total revenues increased 122% to $1,293,000 in the nine months ended September 30, 1999, compared to $583,000 in the same period in 1998. This resulted from the increase in license fees as the Company shifts its emphasis away from development fees and toward license fees, and from the final development billing on a completed research contract.

Sales and Marketing. Sales and marketing expenses decreased 20% to $2,640,000 in the nine months ended September 30, 1999, from $3,296,000 in the same period in 1998. This reduction resulted primarily from a significant reduction in expenditures for outside contractors, travel, and trade shows, partially offset by an increase in salary expense.

Research, Development and Engineering. Research, development and engineering expenses decreased 6% to $3,898,000 in the nine months ended September 30, 1999, from $4,149,000 in the same period in 1998. The decrease is primarily the result of reductions in workforce as the Company shifts part of its development to independent contractors working on specific projects, and a reduction in depreciation expense.

General and Administrative. General and administrative expenses decreased 28% to $1,216,000 in the nine months ended September 30, 1999, from $1,690,000 in the same period in 1998. This decrease is primarily due to the decreased personnel costs associated with the Company's revised business focus and a reduction in the level of legal and professional costs in 1999 from the levels required in 1998 for the Company's initial registration on the Oslo Stock Exchange and as an SEC reporting company in the United States and legal fees associated with the 1998 MCI Agreement.

Interest Income. Interest income decreased 68% to $190,000 in the nine months ended September 30, 1999, from $588,000 in the same period in 1998. In September 1997 the Company received approximately $18,600,000 in net proceeds from an initial public offering of Common Stock on the Oslo Stock Exchange. The decrease in interest income is due to lower interest earnings on the decreased cash and short-term investment balances resulting from the use of these proceeds to fund the Company's operations.


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

With respect to its information technology accounting systems, the assessment of equipment and software was started in June 1998. The Company has completed the upgrade of these systems to versions that are stated to be 2000 compliant.

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


New Accounting Pronouncements

Software Revenue Recognition. The American Institute of Certified Public Accountants issued Statement of Position 97-2 (SOP 97-2), SOP 98-4, and SOP 98-9 Software Revenue Recognition, to clarify guidance on applying generally accepted accounting principles to software transactions and to provide guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. The Company adopted SOP 97-2 during 1997. Such adoption had no effect on the Company's methods of recognizing revenue.

Earnings Per Share of Common Stock. In February 1997 the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings Per Share (Statement
128), which establishes standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 requires the presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The Company adopted Statement 128 in 1997 and, in accordance with the requirements thereof, restated its net loss per share for all prior periods. The effect of adoption was not material to the accompanying Consolidated Financial Statements. Net loss per share of common stock is computed based on the weighted-average number of shares outstanding during each period.

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

We Have a History of Losses. We have incurred net operating losses since 1991 and as of September 30, 1999, we have had an accumulated deficit of approximately $27,778,000. We will need significant increases in revenue to meet our projected development, selling, marketing and other operating costs and to achieve a profitable level of operations. There can be no assurance, however, as to when or if such increases in revenues will be achieved.

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

We have limited or no control over many of these factors. We operate with virtually no service or software license order backlog because our services are purchased on demand and our software licenses typically are installed shortly after orders are received. As a result, revenues in any quarter are substantially dependent on the quantity of orders received in that quarter. Quarterly revenues also are difficult to forecast because the market for our products is evolving and our revenues in any period are significantly affected by the announcements and product offerings of our competitors as well as alternative technologies. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

Our Markets are Highly Competitive. The development and marketing of digital image products and technologies are extremely competitive. Many of the companies developing and marketing competitive technologies have competitive advantages over us, because they have established positions in the market, brand name recognition or established ties with OEMs. Further, there can be no assurance that our competitors will not succeed in developing products or technologies that are more effective than those being developed by us or that would render our products and technologies obsolete. In addition, many of our competitors have substantially greater financial, technical, marketing and human resources capabilities than us.

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

                                    PART II
                               Other Information

Item 1.   Legal Proceedings.
          None.

Item 2.   Changes in Securities.
          None.

Item 3.   Defaults Upon Senior Securities.
          None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          Special Shareholders Meeting. On October 28, 1999, a special meeting of the stockholders of Iterated was held, in Oslo Norway, for the purpose of voting on a proposal by Iterated's Board of Directors to amend Iterated's Articles of Incorporation to increase the number of authorized shares of common stock from 20,000,000 shares to 40,000,000 shares. Holders of 7,677,219 shares were represented at the meeting. Holders of 7,674,384 shares voted in favor of the proposal, holders of 2,835 shares voted against the proposal and holders of 0 shares abstained. Thus, the proposal to amend the Articles of Incorporation was approved.

Item 5.   Other Information.
          Rights Offering. The Company is issuing to all shareholders of record as of November 1, 1999, Rights to subscribe for additional shares of common stock at a price of $0.50 per share. Each shareholder is being issued one transferable Right for each two shares held on the record date. In addition each subscriber is being allowed to request any additional shares that have not been subscribed. The Rights entitle each shareholder to acquire, at the subscription price, one share of common stock for each Right held. The Rights will be freely tradable on the Oslo Stock Exchange, where the Company's common stock is also traded, November 8 - 19, 1999.

          The Company will accept a minimum of 2,000,000 and a maximum of 6,000,000 subscription Rights and raise between $1,000,000 - $3,000,000.

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

                                      ITERATED SYSTEMS, INC.


Date:   November 12, 1999             /s/  John C. Bacon
     --------------------------    ---------------------------------------------
                                      John C. Bacon
                                      President and Chief Executive Officer
                                      (Principal Executive Officer) and Director



Date:   November 12, 1999             /s/  Haines H. Hargrett
     --------------------------    ---------------------------------------------
                                      Haines H. Hargrett
                                      Chief Financial Officer
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)