Form 10-K405
period 1999-12-31
ITERATED SYSTEMS INC
filed 2000-03-30
CIK 924546

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                        ---------------------------------

                                    FORM 10-K

                       ----------------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                        ---------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

                        ---------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

         Title of each class                Name of exchange on which registered
         -------------------                ------------------------------------
Common Stock, par value $.01 per share               Oslo Stock Exchange

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price for the Common Stock on March 24, 2000 as reported by the Oslo Stock Exchange, was approximately $23,666,000. The shares of Common Stock held by each officer and director and by each person known to the Registrant who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 24, 2000, Registrant had outstanding 17,527,940 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein. The Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2000 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.
--------------------------------------------------------------------------------

                                     PART I

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENTS

         THE DISCUSSIONS HEREIN CONTAIN TREND INFORMATION AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THE ACTUAL RESULTS OF THE COMPANY COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS OF OPERATIONS AND THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS ARE BASED ON THE BELIEFS OF THE COMPANY'S MANAGEMENT AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY'S MANAGEMENT. WHEN USED HEREIN, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT" AND "INTEND" AND WORDS OR PHRASES OF SIMILAR IMPORT, AS THEY RELATE TO THE COMPANY OR THE COMPANY'S MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THESE FACTORS AND THE FACTORS IDENTIFIED IN "ITEM 1. BUSINESS" AND IN "ITEM 7. FINANCIAL INFORMATION--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." ALL REFERENCES TO YEAR PERIODS REFER TO THE COMPANY'S FISCAL YEAR ENDED DECEMBER 31, 1999.



ITEM 1. BUSINESS.

INTRODUCTION
         Iterated Systems is focused on creating a commercial software product line designed to dramatically improve the productivity, control and time to market for the management, production, and delivery of digital product (or brand) images. Iterated's target market is Global 1000 corporations that use images to sell their products in e-commerce and in print. Such corporations include major retailers with large brand product image collections and the advertising agencies and print production companies that serve them. Iterated's MediaBintm platform has been developed from the Company's research and development expertise in digital image science and fractal-based mathematics, which have evolved over more than twelve years in the digital image business.

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

         The Company was organized under the laws of the State of Georgia on May 28, 1987. On May 20, 1991, Iterated Systems Limited (ISL) was incorporated in the United Kingdom as a wholly owned subsidiary of the Company to function as the Company's European sales office.



HISTORY

         The Company's current strategies and business direction, including the decision to focus its primary efforts on the development of software for the corporate digital image management market, were developed during 1997 and 1998 based on internal and external factors affecting the Company and its markets. Prior to that time one of its significant focuses was for the development of software products to be sold to end users for use on the Internet. Developments in that market lead the Company to believe that its expertise was better suited to developing and delivering its technology to OEMs for inclusion in their products. As a result of this shift, during 1997 the Company experienced a significant reduction and restructuring in its workforce. During 1998 and 1999, the Company continued to focus its development and marketing efforts to target large corporate users of digital images with needs for cross-media production. The Company expects its business plans to continue to evolve based on competitive forces and the ongoing need to generate new and innovative products on a continual basis. These external market factors make estimates of product acceptance and financial performance of the Company difficult to predict, and in response thereto the Company expects to make ongoing revisions to its business plan.

         In September 1994, the Company entered into an agreement (the 1994 Agreement) with MCI Telecommunications Corporation (MCI) to provide for development of certain advanced compression technology for use in telecommunications applications. MCI paid the Company approximately $36,000,000 over the next three years for development of specific technology and the exclusive rights to use and sublicense specified technology in telecommunications markets until September 1997. The 1994 Agreement expired in September 1997. Effective August 7, 1998, the Company and MCI entered into a new agreement that provides MCI with a non-exclusive, royalty-free license to use certain deliverables developed by the Company. In addition, MCI holds a warrant to purchase up to 1,798,000 shares of common stock at $4 per share. The warrant expires in August 2002.

THE MEDIABIN PLATFORM

         With the advent of e-commerce, brand-centered corporations are facing an exploding number of images that are burdening their corporate information technology infrastructures as they try to promote their brands in tightly integrated Web/e-commerce and print campaigns. In mid-1999, Iterated announced the MediaBin platform, a new, advanced approach to dealing with this proliferation of images and the publication problems that have ensued. Integrated print and online campaigns, known as cross-media or multi-channel campaigns place a unique demand and burden on the workflow of images, which MediaBin is designed to solve.

         Specifically MediaBin is designed to address the image problems of large, geographically dispersed corporations that have:

               High consideration brands (brands that require significant customer evaluation or review before purchase such as automobiles, recreational products, clothing items, consumer electronics, sporting goods, etc.) supported by large numbers of high quality images. These corporations are typically in rapid transition to control their brands as they launch e-commerce business strategies while maintaining their print media needs.

         In addition to the brand-centered corporations, there is a significant set of associated companies that service these large corporations. These organizations include Web/e-commerce site developers, advertising agencies, marketing services firms, and printing agencies. MediaBin is designed to enhance collaboration for all of these supporting groups and to complement the corporate installations of MediaBin.

         The MediaBin platform is a substantial extension to the existing value and feature set provided by Iterated's earlier imaging software. MediaBin delivers image automation services that are analogous to "just-in-time" manufacturing methods that have been deployed with such great success in the manufacturing marketplace. MediaBin provides image services on an extensible, scalable, enterprise server platform that, in addition to providing resolution management, can also transform images in any color space and image format. The MediaBin platform is built on open, industry standards such as HTTP (Web browser) and TCP/IP (file transfer) protocols, the ODBC (Open Data Base Connect) standard that allows for the use of industry standard databases like Oracle, Informix, SQL Server, and the Windows NT operating system. MediaBin is written using the Microsoft Windows compatible approaches to programming known as DCOM (Distributed Common Object Method) and C++ (the most common object oriented programming language in use today).

     MediaBin provides workflow automation in six critical areas:

o Automation of image production,
o Repurposing of images,
o Tracking and revision management,
o Collaboration for workgroups,
o Unique searching methods, and
o Image format independence.

AUTOMATION OF IMAGE PRODUCTION. Today, an ever increasing and significant amount of image production or post-creative work is required to prepare images for use in the print and Web environment. These tasks include time-consuming operations that take a digital image that is artistically complete and prepare that image for use in another medium. This process is typically tedious and repetitive and includes such tasks such as flattening Adobe PhotoShop layers, filtering, scaling, cropping, converting the color space, making the correct image format, and transferring files to remote locations.

         Creative professionals, whose time is both valuable and expensive, can spend up to 70% of their time doing this post-creative work that does not require their creative skills. As corporations move rapidly to place their product images on the Web, the need for multiple copies of the same images, some suited for print, some suited for the Web, becomes costly and very time consuming. MediaBin relieves the creative professional of post-creative work and moves it to automated processes on the MediaBin server. Organizations can perform post-creative operations using a fraction of the time and effort.

REPURPOSING OF IMAGES. At its core, MediaBin is designed to enable universal reuse, or REPURPOSING as is it called in the industry, of images so that one image can serve the needs of any and all print or Web uses. Today, an image is created for one specific use, then discarded. Any further use of that image requires a complete re-work of the image from scratch. This approach is highly inefficient when rapidly executing cross-media campaigns, where images must be repurposed for use on the Web, in print ads, for store merchandising displays, and even for billboards. MediaBin enables a highly efficient single image asset approach, wherein a single image is captured, stored, and automatically processed, so it can be used and then repurposed FOR ANY USE--on the Web, in print ads, for store merchandising displays, and on billboards. This unique approach is enabled by and automated through the MediaBin platform.

TRACKING AND REVISION MANAGEMENT. One of the largest challenges facing organizations with many images is tracking image usage and ensuring that the images in use are the most current versions. Iterated has developed a patent-pending method that provides automated tracking and revision of DERIVATIVE images. Derivative images are images created from a single image original (core asset) that are slightly different from the original to serve different purposes. An example would be a small image needed on a Web site that is created as a derivative of the original image that was used in a print advertisement or catalog. MediaBin keeps track of the relationships between the assets and derivatives, so that updates can be made automatically throughout an entire collection of derivatives, simply by updating their common core asset. Similarly, derivative images are tagged such that their parent core image source can be located on MediaBin servers located anywhere--on a local network or on the other side of the world across the Internet.

COLLABORATION FOR WORKGROUPS. As the global reach of brands and brand companies expands, the need to rapidly and efficiently share brand images is increasing dramatically. MediaBin is built to provide easy sharing and collaboration of entire sets of images used in projects as well as single images or even a single layer of multi-layered PhotoShop image file. MediaBin is designed to use highly efficient compression methods to allow multiple MediaBin servers to share images across geographically dispersed teams. MediaBin also uses a concept of 'just-in-time' image creation, where images are created only at the moment of need. This not only provides significant savings in storage, but also insures that the most current version of an image is used.

UNIQUE SEARCHING METHOD. To aid in the sharing and locating of images, MediaBin has the ability to search for images in any local or remote MediaBin by image metadata (the text information associated with an image) or by using images to search for other like images based upon a match of color, texture, shape, and/or content. This image searching method uses a unique, patented, fractal-based image recognition algorithm and represents the third generation of work by Iterated in the area of image only based searching.

IMAGE FORMAT INDEPENDENCE. The MediaBin platform is built so that all of the MediaBin capabilities are available to all images entered into the MediaBin. MediaBin is format independent (format agnostic) and can apply all the benefits for the proprietary image technology without the burden of requiring users to adopt a new image format into their workflow.


MEDIABIN MARKET SIZE AND OPPORTUNITY

         The worldwide market for commercial publishing, which includes print AND electronic-based media, generated approximately $260 billion in revenues in 1998. (GartnerGroup, "Commercial Publishing Transitions: A Blueprint Through 2002," C. Abrams, 1998). This huge market is undergoing dramatic and rapid changes brought on by the substantial adoption of digital computer based methods used to create, edit, distribute, and publish/print all types of media content. The tumultuous effects of the Internet and Web based business are substantially altering the traditional methods and workflows used to publish and distribute media. The digital publishing tools that provided an efficient workflow in a pre-Internet era just a few years ago are no longer sufficient to quickly and efficiently handle the needs for cross-media publishing. These dramatic changes have created a demand in the market for software solutions that can help deal with the needs of both traditional print production and the explosive growth of Web/e-commerce--the cross-media solution space.

         So significant is this change that the GartnerGroup has characterized this as "causing a revolution as great as that caused by Gutenberg's press." The marketplace has responded to this need for improved productivity and cost reductions by spending capital on automation products. The Delphi Group, a leading industry analyst group, tracks a market known as Business to Business
(B2B) Tools. Within that grouping is a segment known as eContent - which addresses the tools, like MediaBin needed to help corporations automate content management and delivery. They expect the eContent segment to grow from $1.6 billions as of the end of 1999 to over $12.8 billions by 2002, a growth rate of 200%.


MEDIABIN SALES CHANNELS

         The current sales model for MediaBin involves the license of MediaBin to 'end users' or final, end customers for the MediaBin platform. This method, known as a direct sales model, provides Iterated with the important direct control over the entire sales process during the critical early stages of product use in the market. This hands-on approach to the sale of the product enables very important early market feedback to help define revisions and improvements to the product.

         During the initial launch period for the product, the sale of MediaBin is typically being bundled with consulting and integration services. These integration services are designed to ensure that the early MediaBin usage fits well with the customer's existing workflows. As the MediaBin product matures in the market, it is expected that the need for Iterated to provide these services will diminish and result in the Company's ability to achieve more MediaBin installations using fewer resources. At this time the direct selling model will be augmented by expanding the sales channel to include a select set of System Integration partners. These partners will add value in the sale of MediaBin through services including integration into existing systems, training, installation, and, potentially, total system support. In many cases the System Integrators will sell the product directly to end users, but they may in some cases act as aggregators and recommenders for the use of MediaBin to end users in the market.

         Iterated has begun discussions with several partners and OEMs who are considering the inclusion of MediaBin platform as an integral part of their product. OEMs or Original Equipment Manufacturers resell other software products by including or embedding those products into their own products. The lead-time for the inclusion of products into OEM's products is typically long and revenue associated with such relationships is very difficult to forecast. One such product is the Media Asset Management (MAM) System. MAMs are computerized storage and retrieval systems specifically designed for digital media.


COMPETITION

         There are a few companies marketing products that perform some, but not all, of the functions of the MediaBin Platform. These companies include Warp 10, and Equilibrium.

         The Digital Toolkit from Warp 10 is a media management system that enables systems integrators, web developers and others to build applications to manage their digital resources using a Digital Asset Management (DAM) system. Since MediaBin reduces the number of files designers have to manage, and because it enables more efficient archiving, MediaBin could be seen as a competitor of Warp 10. However, MediaBin is really a complement to DAM systems. ISI recently announced complimentary working relationships with a number of DAM vendors (Canto and North Plains). DAM's track files, manage version control, and other system-related issues, whereas MediaBin adds an ability to create any image form needed by a client on demand and just-in-time image creation and delivery.

         Equilibrium's DeBabelizer is an image conversion tool that enables users to, among other tasks, scale images for different output. However, DeBabelizer does not enable users to repurpose images automatically in many different sizes while delivering the extremely high quality images clients demand. DeBabelizer is also not an image storage or repository.



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



RESEARCH AND DEVELOPMENT/PATENTS

         During 1997, 1998 and 1999, the Company has spent $8,261,000, $5,237,000 and $4,891,000, respectively, in the research and development of new technologies, refining and improving its technologies and the customization of its technologies to the needs of specific customers. During 1996 and 1997, the majority of these expenditures were made under the 1994 Agreement discussed above. The Company expects that continued significant expenditures in this area will be necessary to successfully introduce new products and improve its core technology and no assurances can be made that these development efforts will be successful.

         Consistent with its emphasis on research and development, the Company maintains an aggressive patent filing program. To date, the Company holds 20 issued U.S. patents with expiration dates from 2009-2017 and holds an exclusive license to a seventh issued U.S. patent expiring in 2007.

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



EMPLOYEES

         The Company currently has approximately 50 full time employees based in its offices in Atlanta, Georgia and Reading, England. The Company also makes extensive use of independent contractors to fulfill short term specialized needs.


ITEM 2. PROPERTIES.

         The Company leases approximately 21,000 square feet of office space in Atlanta, Georgia for its corporate, sales and development operations. The lease runs through July 31, 2005.

         The Company also leases approximately 3,000 square feet of office space near Reading, England. The lease runs through June 27, 2012 with an option to terminate in June 2007. All of this space has been sublet for the term of the lease.

         The aggregate net monthly rental for these leased offices and facilities is currently approximately $29,000, and the Company's management believes that these facilities are adequate for its intended activities in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

         The nature of the Company's business exposes it to the risk of lawsuits for damages or penalties relating to, among other things, breach of contract, employment disputes and copyright, trademark or patent infringement. The Company is not currently a party to any pending material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         A Special Meeting of Stockholders was held on October 28, 1999 at which time certain matters were submitted to such stockholders for a vote. Below is a brief description of each such matter as well as the number of shares represented at the meeting and entitled to vote and voting for, against or abstaining as to the matter.

         To approve an amendment to Iterated's Articles of Incorporation to increase the number of authorized shares of common stock, par value $.01 per share, from 20,000,000 shares to 40,000,000 shares.


   -------------------------- ------------------------ ----------------------
          Shares For              Shares Against         Shares Abstained
   -------------------------- ------------------------ ----------------------
           7,674,384                   2,835                     0
   -------------------------- ------------------------ ----------------------
             99.9%                     0.1%                    0.0%
   -------------------------- ------------------------ ----------------------

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The Company's Common Stock has been traded on the Oslo Stock Exchange under the symbol "ITR" since October 1,1997. Prior to that time there was no established market for the shares. The Company has not registered any securities with the United States Securities and Exchange Commission other than pursuant to its Form S-8 Registration Statement filed on December 9, 1998. Securities of the Company may not be offered for sale or sold in the U.S. or to or for the account or benefit of any U.S. person unless the securities are registered or an exemption from registration requirements is available.

         The price per share reflected in the table below represents the range of low and high closing sale prices for the Company's Common Stock as reported by the Oslo Stock Exchange for the periods indicated:



            FISCAL PERIOD               HIGH PRICE              LOW PRICE
            -------------               ----------              ---------

         01/01/98 - 03/31/98             $ 9.24                  $ 5.99
           4/1/98 - 6/30/98                7.51                    3.92
           7/1/98 - 9/30/98                3.23                    0.95
          10/1/98 - 12/31/98               1.63                    0.22

         01/01/99 - 03/31/99               1.75                    0.67
           4/1/99 - 6/30/99                1.27                    0.81
           7/1/99 - 9/30/99                1.14                    0.76
          10/1/99 - 12/31/99               1.83                    0.45

         The closing sale price of the Company's Common Stock as reported by the Oslo Stock Exchange on March 24, 2000, was U.S. $2.88.

         The number of shareholders of record of the Company's Common Stock as of February 29, 2000, was approximately 2,400.

         The Company as of February 29, 2000, has options and warrants outstanding to acquire 5,860,000 shares of Common Stock of the Company, of which options and warrants as to 3,456,000 shares are currently exercisable.

         The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in the business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

         The information set forth under the section entitled "Summary Consolidated Financial Data" on page 11 of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference and filed herewith as part of
Exhibit 13.1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information set forth under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12 through 14 of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference and filed herewith as a part of Exhibit 13.1.

RIGHTS OFFERING
         From November 8, 1999 to November 19, 1999, the Company sold an aggregate of 4,445,000 shares of Common Stock to its shareholders at $0.50 per share pursuant to a rights offering ("Rights Offering").

         Prior to the issuance and trading of the rights, pursuant to the Rights Offering, certain U.S. shareholders did not receive a copy of the prospectus. Therefore, it is possible that all applicable federal and state securities laws were not complied with in all material respects. As a result, the Company offered to those U.S. shareholders who purchased the Company's Common Stock pursuant to the Rights Offering an opportunity to rescind their purchase. No U.S. shareholders rescinded their purchase. The Company also extended the effective date of the Rights Offering until January 28, 2000, for those U.S. shareholders who did not receive a copy of the Prospectus prior to the issuance and trading of rights. During this extended period an additional 7,600 shares were sold at $0.50 per share.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         The quarterly results of operations set forth on page 11 of the Company's 1999 Annual Report to Shareholders and the following consolidated financial statements, related notes thereto and report of independent auditors set forth on pages 15 through 29 of the Company's 1999 Annual Report to Shareholders are incorporated herein by reference and filed herewith as a part of Exhibit 13.1.

         Consolidated Balance Sheets as of December 31, 1999 and 1998.

         Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997.

         Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

         Notes to Consolidated Financial Statements.

         Independent Auditors' Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


         The information required by this item is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1999 under the caption "Election of Directors" and incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1999 under the caption "Executive Compensation" and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1999 under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1999 under the caption "Certain Transactions" and is incorporated by reference herein.


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

         2.  Financial Statement Schedules

         (i) The following Financial Statement Schedule of Iterated Systems, Inc. for the Years Ended December 31, 1999, 1998 and 1997 is filed as a part of this report on Form 10-K and should be read in conjunction with the Financial Statements, and related notes thereto, of Iterated Systems, Inc.

                             ITERATED SYSTEMS, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

           VALUATION AND QUALIFYING ACCOUNTS WHICH ARE DEDUCTED IN THE
                BALANCE SHEET FROM THE ASSETS TO WHICH THEY APPLY

                                                                    Additions
                                                        ----------------------------------
                                        Balance at         Charged to         Charged to                        Balance at
                                        Beginning          Costs and            Other                          End of Period
                                        of Period           Expenses           Accounts       Deductions
                                       -------------    -----------------    -------------   --------------    --------------
Allowance for doubtful
accounts:
  Year Ended:
   December 31, 1999                        $  6               $  24              $ 0           $  (25)            $ 5
   December 31, 1998                           9                   0                0               (3)              6
   December 31, 1997                          70                 399                0             (460)              9

                                                                    Additions
                                                        ----------------------------------
                                        Balance at         Charged to         Charged to                        Balance at
                                        Beginning          Costs and            Other                          End of Period
                                        of Period           Expenses           Accounts       Deductions
                                       -------------    -----------------    -------------   --------------    --------------
Reserve for inventory obsolescence:
  Year Ended:


   December 31, 1999                       $   0                 $ 0              $ 0           $    0             $ 0
   December 31, 1998                           0                   0                0                0               0
   December 31, 1997                         581                   0                0             (581)              0


                                                                    Additions
                                                        ----------------------------------
                                        Balance at         Charged to         Charged to                        Balance at
                                        Beginning          Costs and            Other                          End of Period
                                        of Period           Expenses           Accounts       Deductions
                                       -------------    -----------------    -------------   --------------    --------------
Valuation allowance for deferred
 income tax assets:
  Year Ended:
   December 31, 1999                     $ 10,985            $ 3,169              $ 0              $ 0           $ 14,154
   December 31, 1998                        6,862              4,123                0                0             10,985
   December 31, 1997                        4,387              2,484                0                0              6,862

(b)  REPORTS ON FORM 8-K. None.

(c) EXHIBITS. The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------


3.1      Restated Articles of Incorporation of the Registrant

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

10.6* Employment Agreement between the Registrant and Michael F. Barnsley, dated May 1, 1994, as amended

10.7* Employment Agreement between the Registrant and Alan D. Sloan, dated May 1, 1994, as amended

10.8*    Iterated Systems, Inc. 1994 Amended and Restated Stock Option Plan

10.9*    Iterated Systems, Inc. Amended and Restated 1994 Directors Stock Option
         Plan

13.1 The following financial information included within the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999:

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

                  (iv) Financial Statements, Notes to Financial Statements, and Independent Auditor's Report.

21*      Subsidiaries of the Registrant

23.1     Consent of Ernst & Young LLP

27.1     Financial Data Schedule (SEC use only)

----------
* Incorporated by reference to Exhibits filed in response to Item 16(a), "Exhibits" of the Company's Registration Statement on Form 10 (File No. 000-24087) filed on April 24, 1998, as amended.

(d)  FINANCIAL STATEMENT SCHEDULES.  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ITERATED SYSTEMS, INC.


                                  By: /s/ John C. Bacon
                                      --------------------------------------
                                       John C. Bacon
                                       President and Chief Executive Officer
                                      (Principal Executive Officer) and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                   SIGNATURE                             TITLE                              DATE
                   ---------                             -----                              ----
        /s/ John C. Bacon                   PRESIDENT, CHIEF EXECUTIVE                 March 29, 2000
       --------------------------------     OFFICER; DIRECTOR (PRINCIPAL
       John C. Bacon                        EXECUTIVE OFFICER)


        /s/ Haines H. Hargrett              CHIEF FINANCIAL OFFICER,                   March 29, 2000
       --------------------------------     (PRINCIPAL FINANCIAL OFFICER;
       Haines H. Hargrett                   PRINCIPAL ACCOUNTING OFFICER)


        /s/ John R. Festa                   DIRECTOR AND VICE CHAIRMAN OF              March 29, 2000
       --------------------------------     THE BOARD OF DIRECTORS
       John R. Festa

        /s/ Terje Mikalsen                  DIRECTOR                                   March 29, 2000
       --------------------------------
       Terje Mikalsen

        /s/ Alan D. Sloan                   EXECUTIVE VICE PRESIDENT AND               March 29, 2000
       --------------------------------     DIRECTOR
       Alan D. Sloan

        /s/ Asmund R. Slogedal              DIRECTOR AND CHAIRMAN OF THE               March 29, 2000
       --------------------------------     BOARD OF DIRECTORS
       Asmund R. Slogedal