Form 10-Q
period 2000-03-31
ITERATED SYSTEMS INC
filed 2000-05-05
CIK 924546

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[Mark One]
   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of the issuer's class of capital stock as of March 31, 2000, the latest practicable date, is as follows: 17,527,940 shares of Common Stock, $.01 par value.

================================================================================

                            ITERATED SYSTEMS, INC.

                               TABLE OF CONTENTS

                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2000
               (unaudited) and December 31, 1999

         Condensed Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999 (unaudited)

         Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999 (unaudited)

         Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            Iterated Systems, Inc.
                     Condensed Consolidated Balance Sheets




                                                        March 31,                  December 31,
                                                          2000                        1999
                                                   -------------------          ------------------
                                                      (unaudited)
Assets
Current assets
     Cash and equivalents                                 $  1,351,278                $  2,288,343
     Short term investments                                          0                           0
     Accounts receivable                                       172,712                     332,579
     Subscription receivable                                         0                     255,000
     Prepaid expenses and other assets                         210,023                      99,065
                                                   -------------------          ------------------
Total current assets                                         1,734,013                   2,974,987

Property and equipment
     Computer equipment and software                         3,005,612                   2,968,417
     Furniture and equipment                                   374,166                     388,900
     Leasehold improvements                                    143,409                     143,553
                                                   -------------------          ------------------
          Total property and equipment                       3,523,187                   3,500,870
     Accumulated depreciation                               (3,249,504)                 (3,166,421)
                                                   -------------------          ------------------
Net property and equipment                                     273,683                     334,449

Other assets                                                    23,492                      43,567
                                                   -------------------          ------------------
Total assets                                              $  2,031,188                $  3,353,003
                                                   ===================          ==================

Liabilities and shareholders' equity
Current liabilities
     Accounts payable                                     $    190,285                $    258,359
     Accrued liabilities                                       521,179                     426,297
     Deferred revenue                                          176,356                     106,820
     Other current liabilities                                   5,762                      14,405
                                                   -------------------          ------------------
Total current liabilities                                      893,582                     805,881

 Shareholders' equity
     Common stock                                              175,280                     175,204
     Additional paid-in capital                             31,809,405                  31,805,681
     Accumulated deficit                                   (30,931,933)                (29,520,411)
     Currency translation adjustments                           84,854                      86,648
                                                   -------------------          ------------------
Total shareholders' equity                                   1,137,606                   2,547,122

                                                   -------------------          ------------------
Total liabilities and shareholders' equity                $  2,031,188                $  3,353,003
                                                   ===================          ==================


See accompanying notes.

                               Iterated Systems, Inc.
                  Condensed Consolidated Statements of Operations
                                    (unaudited)

                                                          Three Months Ended
                                                               March 31,
                                          ----------------------------------------------------
                                                  2000                           1999
                                          ---------------------          ---------------------
Revenue:
  Development fees                           $         0                      $   272,670
  Product license fees                           812,398                          100,321
  Other revenues                                   3,630                            5,808
                                             -----------                      -----------
    Total revenue                                816,028                          378,799

Costs and expenses:
  Sales and marketing                            874,770                          901,388
  Research and development                       945,566                        1,282,958
  General and administrative                     431,683                          423,944
                                             -----------                      -----------
    Total costs and expenses                   2,252,019                        2,608,290

Operating loss                                (1,435,991)                      (2,229,491)

Other income (expense):
  Interest income                                 24,535                           90,845
  Interest expense                                   (66)                            (188)
  Foreign currency exchange gain (loss)                0                          (35,146)
                                             -----------                      -----------
    Total other income (expense)                  24,469                           55,511

                                             -----------                      -----------
Net loss                                     $(1,411,522)                     $(2,173,980)
                                             ===========                      ===========

Basic and diluted loss per share             $     (0.08)                     $     (0.17)
                                             ===========                      ===========

Weighted average shares outstanding           17,526,251                       13,073,025
     (basic and diluted)                     ===========                      ===========


See accompanying notes.

                                            Iterated Systems, Inc.
                               Condensed Consolidated Statements of Cash Flows
                                                 (unaudited)

                                                                Three Months Ended March 31,
                                                        ------------------------------------------
                                                              2000                      1999
                                                        ----------------          ----------------
Operating activities
Net loss                                                  $(1,411,522)              $(2,173,980)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization                              85,732                   133,373
    Loss (gain) on disposal of property and equipment           4,556                    (3,675)
    Loss on foreign currency transactions                           0                    35,146
    Changes in operating assets and liabilities:
        Accounts receivable                                   159,867                  (145,471)
        Prepaid expenses and other assets                     (90,883)                   78,662
        Accounts payable                                      (68,074)                   59,511
        Accrued expenses                                       94,882                    35,764
        Deferred revenue                                       69,536                     6,362
        Other liabilities                                      (8,643)                   (8,643)
                                                          -----------               -----------
Net cash used in operating activities                      (1,164,549)               (1,982,951)


Investing activities
Purchases of property and equipment                           (39,685)                  (34,361)
Proceeds from sale of property and equipment                    9,584                     3,675
Purchases of short-term investments                                 0                (1,420,130)
                                                          -----------               -----------
Net cash used in investing activities                         (30,101)               (1,450,816)

Financing activities
Payments on capital lease obligations                               0                    (1,144)
Issuance of common stock                                      258,800                         0
                                                          -----------               -----------
Net cash provided by (used in) financing activities           258,800                    (1,144)

Effect of exchange rate fluctuation on cash                    (1,215)                   (3,927)
                                                          -----------               -----------
Decrease in cash and cash equivalents                        (937,065)               (3,438,838)
Cash and cash equivalents at beginning of period            2,288,343                 3,706,070
                                                          -----------               -----------
Cash and cash equivalents at end of period                $ 1,351,278               $   267,232
                                                          ===========               ===========

See accompanying notes.

                             Iterated Systems, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2000
                                  (unaudited)

1.  Presentation of Interim Information

The accompanying condensed consolidated financial statements include all adjustments consisting of normal recurring adjustments that Iterated Systems, Inc. and its wholly owned subsidiary, Iterated Systems, Limited (collectively, the "Company") consider necessary for a fair presentation of its unaudited results of operations for the three months ended March 31, 2000 and 1999. Results for the three months ended March 31, 2000 are not necessarily indicative of the results for the year.

2.  Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned United Kingdom subsidiary, Iterated Systems, Limited. Significant inter-company accounts and transactions have been eliminated in consolidation.

3.  Sales of Common Stock

In September 1997 and November 1999, the Company sold shares of common stock on the Oslo Stock Exchange, resulting in net proceeds to the Company of $20,367,000. In a continuation of the 1999 offering, the Company received an additional $259,000 in January 2000.

4.  Segment Information

In accordance with the requirements of Financial Accounting Standards Board Statement No. 131, Disclosure About Segments of an Enterprise and Related Information ("SFAS 130"), the following disclosure represents the information used by management when evaluating the operating performance of its business units. The information reviewed by management includes the operating revenue, net loss and identifiable assets for the Company's two geographic areas, the United States and the United Kingdom. Both operating segments are involved in developing and marketing patented digital image science technology. The identifiable assets of the United States geographic area exclude inter-company accounts receivable.

                                                 Three Months Ended
                                                      March 31,
                                          -----------------------------------
                                             2000                    1999
                                          -----------             -----------
   Operating revenue
     United States                        $   813,000             $   374,000
     United Kingdom                             3,000                   5,000
                                          -----------             -----------
                                          $   816,000             $   379,000
                                          ===========             ===========

   Net loss
     United States                        $(1,297,000)            $(2,030,000)
     United Kingdom                          (115,000)               (144,000)
                                          -----------             -----------
                                          $(1,412,000)            $(2,174,000)
                                          ===========             ===========


                                                     At March 31,
                                          -----------------------------------
                                             2000                    1999
                                          -----------             -----------
   Identifiable assets, net
     United States                        $ 1,095,000             $ 6,532,000
     United Kingdom                            43,000                (135,000)
                                          -----------             -----------
                                          $ 1,138,000             $ 6,397,000
                                          ===========             ===========

5.  Comprehensive Income

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS 130 in 1998 and has not presented a statement of comprehensive income because the effect of the components of comprehensive income is not material to its consolidated financial statements.

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

Overview

Historically, the Company has derived its revenues from development fees, license fees, and packaged software products. The Company expects that revenues from development fees and packaged software products will continue to decline as business efforts are focused on developing and licensing software based on its digital image science technology to users of high quality digital image systems. The Company believes that the majority of its future revenues will be derived from license fees and maintenance fees for its software.

The Company recognizes revenue from development fees based on the Company's estimate of the percentage of completion using actual costs incurred as a percentage of expected total costs of individual development agreements. License fee revenues are recognized either upon delivery of the software product or in a manner similar to the method for revenue recognition of development fees, depending upon the degree of customization required for a specific customer. Maintenance revenue is recognized pro-rata throughout the period covered by the maintenance agreement.

Liquidity and Financial Condition

Since October 1997 the Company has financed its operations primarily from the $20,626,000 net proceeds of sales of common stock on the Oslo Stock Exchange. At March 31, 2000, the Company had cash and short-term investments of $1,351,000, compared to $2,288,000 at December 31, 1999.

In the first three months of 2000 and 1999, the Company used cash in operating activities of $1,165,000 and $1,983,000, respectively. This cash was used to fund the net loss for the respective periods.

In the first three months of 2000 and 1999, the Company used cash in investing activities of $30,000 and $1,451,000, respectively. The funds were used to purchase computer equipment and short-term investments.

In the first three months of 2000 and 1999, financing activities provided (used) cash of $259,000 and ($1,000), respectively. During 2000, funds were provided by the sale of common stock in a continuation of its offering from November 1999, and funds were used in 1999 to make payments on capital lease obligations.

The Company will require significant increases in revenue to cover operating costs and achieve a profitable level of operations. The Company is finalizing the development of its new MediaBin software platform and expects to increase revenues in 2000 over 1999. The Company may also seek to raise additional investment capital in order to fund operations. The Company may undertake certain cost cutting measures that could slow down its research and development efforts. It is not possible to predict the outcome of the Company's efforts and there is no assurance that the Company will be successful in increasing revenues or obtaining financing sufficient to fund its operations.

In the first three months of 2000, the Company executed a loan agreement for $2,000,000 with a shareholder. This loan will be funded in the second quarter of 2000. The terms of the loan call for the Company to repay the loan in twelve equal quarterly installments beginning March 31, 2001. In the event the Company sells additional shares of common stock in the amount of at least $2,000,000, then the lender will convert the balance of the loan then outstanding into common stock at a discount of 25% from the price per share of the offering. Interest on the loan is calculated at prime plus 1%.

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Revenues. Revenues increased 115% to $816,000 in the three months ended March 31, 2000, compared to $379,000 in the same period in 1999. This resulted from an increase in license fees of its MediaBin platform and its digital imaging technology.

Sales and Marketing. Sales and marketing expenses decreased 3% to $875,000 in the three months ended March 31, 2000, from $901,000 in the same period in 1999. This resulted primarily from a reduction in travel and recruiting costs, partially offset by an increase in outside consultant costs.

Research and Development. Research and development expenses decreased 26% to $946,000 in the three months ended March 31, 2000, from $1,283,000 in the same period in 1999. The decrease reflects a slight reduction in number of employees and the decreased use of independent contractors working on specific projects.

General and Administrative. General and administrative expenses increased 2% to $432,000 in the three months ended March 31, 2000, from $424,000 in the same period in 1999. This is primarily due to a slight increase in shareholder relations costs offset by a general decrease in other administrative costs.

Interest Income. Interest income decreased 73% to $25,000 in the three months ended March 31, 2000, from $91,000 in the same period in 1999. In September 1997 and November 1999, the Company received a total of approximately $20,626,000 in net proceeds from sales of Common Stock on the Oslo Stock Exchange. The decrease in interest income is due to lower interest earnings on the decreased cash and short-term investment balances resulting from the use of these proceeds to fund the Company's operations.

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

At December 31, 1999, the Company has net operating loss carryforwards in the United States of $28,234,000, which begin expiring in 2007. The Company also has net operating loss carryforwards of $3,997,000 in the United Kingdom. In addition, at December 31, 1999, the Company has $1,237,000 of research and development tax credits to offset against future United States taxable income. Utilization of net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986.

Impact of Year 2000

In prior years, the Company discussed the nature and progress of its plans to become year 2000 ready. In 1999, the Company completed its preparations and testing of systems. As a result of those efforts, the Company experienced no significant disruptions in any of its information technology or non-information technology systems and believes those systems successfully responded to the year 2000 date change. The Company is not aware of any material problems resulting from year 2000 issues, either with its internal systems or the services of third parties. The Company's products do not contain any real-time clocks and, therefore, the products themselves do not present any year 2000 issues. The Company will continue to monitor its computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any year 2000 matters that may arise are addressed promptly.

New Accounting Pronouncements

On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, ("SFAS 130"). The Company reported comprehensive loss in its statement of changes in shareholders' equity. The adoption of SFAS 130 resulted in revised and additional disclosures but had no effect on the financial position, results of operations, or liquidity of the Company.

In June 1997, the FASB also issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), which establishes standards for the way public business enterprises report information about operating segments. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has disclosed its business segments in the footnotes to its financial statements. The adoption of SFAS 131 resulted in additional disclosures but had no effect on the financial position, results of operations, or liquidity of the Company.

In March 1998, the AICPA issued SOP 98-1, Accounting For the Costs of Computer Software Developed For or Obtained For Internal Use. The SOP, which was adopted in 1998, requires capitalization of certain costs incurred in connection with developing or obtaining internal use software. The SOP requires companies to adopt its provisions as of the beginning of the year and restate previously reported interim results. The adoption of SOP 98-1 did not have a material effect on the Company's financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which is required to be adopted in years beginning after June 15, 2000. Because the Company has no derivatives, management does not anticipate that the adoption of the SFAS 133 will have a significant effect on the financial position or results of operations of the Company.

Inflation

The effects of inflation on the Company's operations were not significant during the periods presented in the consolidated financial statements, and the effects thereof are not considered to be of significance in the future. Generally, throughout the periods discussed above, the changes in revenue have resulted primarily from fluctuations in sales levels, rather than price changes.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of short-term investments, trade accounts receivable, and accounts payable.

The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. Company policy is designed to limit exposure at any one institution. We do not use derivative financial instruments in our operations or investments and do not have significant operations subject to fluctuations in commodities prices or foreign currency exchange rates.

The carrying amounts reported in the balance sheet for cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and notes payable approximate their estimated fair values.

                                    PART II
                               Other Information

Item 1.  Legal Proceedings.
     None.

Item 2.  Changes in Securities.

     Rights Offering. In November 1999, the Company conducted a Rights Offering in which rights to purchase additional shares of common stock were offered to existing shareholders. In connection with this offering, the Company issued 4,445,000 shares of common stock with proceeds to the Company of $2,043,000, net of expenses of $179,000. Included in these shares are 510,000 shares of common stock issued in exchange for a subscription receivable of $255,000, which was paid subsequent to year-end. In January 2000, an additional 7,600 shares were issued in connection with this offering with net proceeds to the Company of $3,800. No underwriting discounts or commissions were paid with respect to these sales of securities. The issuance of shares of common stock pursuant to the Rights Offering was made (i) with respect to offers and sales outside of the United States, in reliance upon the exemption from registration provided by Regulation S under the Securities Act of 1933, as amended, and (ii) with respect offers and sales within the United States, in reliance upon the exemption provided by Rule 506 of Regulation D under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.
     None.

Item 4.  Submission of Matters to a Vote of Security Holders.
     None.

Item 5.  Other Information.
     None.

Item 6.  Exhibits and Reports on Form 8-K.
     (a) Exhibits
         The following exhibits are filed with this Report:
         Exhibit 27.1  Financial Data Schedule
         Exhibit 99.1  Risk Factors
     (b) Reports on Form 8-K.
         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ITERATED SYSTEMS, INC.



Date:  May 5, 2000                      /s/ John C. Bacon
       -----------                      --------------------------------------
                                        John C. Bacon
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)
                                        and Director



Date:  May 5, 2000                      /s/ Haines H. Hargrett
       -----------                      -------------------------------------
                                        Haines H. Hargrett
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)