Form 10-Q
period 2000-06-30
ITERATED SYSTEMS INC
filed 2000-08-10
CIK 924546

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[Mark One]
   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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
  (State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)

          3525 Piedmont Road
          Seven Piedmont Center
               Suite 600                                         30305-1530
            Atlanta, Georgia                                     (Zip Code)
     (Address of Principal Executive Offices)

      Registrant's Telephone Number, Including Area Code: (404) 264-8000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of the Registrant's capital stock as of June 30, 2000, the latest practicable date, is as follows: 17,529,067 shares of common stock, $.01 par value.

================================================================================

                            ITERATED SYSTEMS, INC.

                               TABLE OF CONTENTS

                                    PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets
            as of June 30, 2000 (unaudited) and December 31, 1999

        Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2000 and 1999 (unaudited)

        Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999 (unaudited)

        Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings.

Item 2. Changes in Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 5. Other Information.

Item 6. Exhibits and Reports on Form 8-K.

Signatures.

                                    PART I
                             FINANCIAL INFORMATION

Item 1.   Financial Statements.

                            Iterated Systems, Inc.
                     Condensed Consolidated Balance Sheets

                                                          June 30,      December 31,
                                                            2000           1999
                                                       -------------   -------------
                                                         (unaudited)
Assets
Current assets
     Cash and cash equivalents                         $   1,296,100   $   2,288,300
     Short term investments                                  500,000               0
     Accounts receivable                                     343,400         332,600
     Subscription receivable                                       0         255,000
     Prepaid expenses and other assets                       127,900          99,100
                                                       -------------   -------------
Total current assets                                       2,267,400       2,975,000

Property and equipment
     Computer equipment and software                       3,031,600       2,968,400
     Furniture and equipment                                 415,600         388,900
     Leasehold improvements                                  142,900         143,600
                                                       -------------   -------------
          Total property and equipment                     3,590,100       3,500,900
     Accumulated depreciation                             (3,298,100)     (3,166,500)
                                                       -------------   -------------
Net property and equipment                                   292,000         334,400

Other assets                                                  22,500          43,600
                                                       -------------   -------------
Total assets                                           $   2,581,900   $   3,353,000
                                                       =============   =============

Liabilities and shareholders' equity (deficit)
Current liabilities
     Accounts payable                                  $     123,200   $     258,400
     Accrued liabilities                                     540,700         426,300
     Deferred revenue                                        155,900         106,800
     Current maturities of long-term debt                    189,400               0
     Other current liabilities                                26,300          14,400
                                                       -------------   -------------
Total current liabilities                                  1,035,500         805,900

Non-current liabilities
     Long-term debt                                        1,844,100               0

 Shareholders' equity (deficit)
     Common stock                                            175,300         175,200
     Additional paid-in capital                           31,812,700      31,805,700
     Accumulated deficit                                 (32,359,800)    (29,520,400)
     Currency translation adjustments                         74,100          86,600
                                                       -------------   -------------
Total shareholders' equity (deficit)                        (297,700)      2,547,100
                                                       -------------   -------------
Total liabilities and shareholders' equity (deficit)   $   2,581,900   $   3,353,000
                                                       =============   =============

See accompanying notes.

                            Iterated Systems, Inc.
                Condensed Consolidated Statements of Operations
                                  (unaudited)

                                                    Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                                   2000             1999                2000             1999
                                               -----------      -----------         -----------      -----------
Revenues:
   Development fees                            $         0      $    12,500         $         0       $  285,200
   Product license fees                            576,600          138,000           1,389,000          238,300
   Other revenues                                    3,700                0               7,300            5,800
                                               -----------      -----------         -----------      -----------
      Total revenues                               580,300          150,500           1,396,300          529,300

Operating expenses:
   Sales and marketing                             777,700          862,100           1,652,500        1,763,400
   Research and development                        894,600        1,337,700           1,840,100        2,620,700
   General and administrative                      334,900          436,900             766,600          860,900
                                               -----------      -----------         -----------      -----------
      Total operating expenses                   2,007,200        2,636,700           4,259,200        5,245,000


Operating loss                                  (1,426,900)      (2,486,200)         (2,862,900)      (4,715,700)

Other income (expense):
   Interest income                                  25,500           61,000              50,000          151,800
   Interest expense                                (26,500)            (100)            (26,500)            (300)
   Foreign currency exchange gain (loss)                 0            5,500                   0          (29,600)
                                               -----------      -----------         -----------      -----------
      Total other income                            (1,000)          66,400              23,500          121,900
                                               -----------      -----------         -----------      -----------

Net loss                                       $(1,427,900)     $(2,419,800)        $(2,839,400)     $(4,593,800)
                                               ===========      ===========         ===========      ===========

Basic and diluted net loss per share           $     (0.08)     $     (0.19)        $     (0.16)     $     (0.35)
                                               ===========      ===========         ===========      ===========
Basic and diluted weighted average shares
outstanding                                     17,528,600      13,073,000           17,527,200       13,073,000
                                               ===========      ===========         ===========      ===========

See accompanying notes.

                            Iterated Systems, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                          Six Months Ended June 30,
                                                                                     ------------------------------------
                                                                                          2000                  1999
                                                                                     ----------------     ---------------
Operating activities
Net loss                                                                             $     (2,839,400)    $    (4,593,800)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization                                                               133,200             244,000
  Loss (gain) on disposal of property and equipment                                            16,600              (6,200)
  Loss on foreign currency transactions                                                             0              29,600
  Changes in operating assets and liabilities:
    Accounts receivable                                                                       (10,800)           (103,000)
    Prepaid expenses and other assets                                                          (7,800)             49,700
    Accounts payable                                                                         (135,200)            (69,700)
    Accrued expenses                                                                          114,400             145,800
    Deferred revenue                                                                           49,100              21,900
    Other liabilities                                                                          11,900             (17,300)
                                                                                     ----------------     ---------------
Net cash used in operating activities                                                      (2,668,000)         (4,299,000)

Investing activities
Purchases of property and equipment                                                           (85,000)            (76,100)
Proceeds from sale of property and equipment                                                    9,600               8,600
Sales (purchases) of short-term investments                                                  (500,000)            783,700
                                                                                     ----------------     ---------------
Net cash (used in) provided by investing activities                                          (575,400)            716,200

Financing activities
Proceeds of notes payable                                                                   2,000,000                   0
Payments on capital lease obligations                                                               0              (2,300)
Issuance of common stock                                                                      262,100                   0
                                                                                     ----------------     ---------------
Net cash provided by (used in) financing activities                                         2,262,100              (2,300)

Effect of exchange rate fluctuation on cash                                                   (10,900)             (6,700)
                                                                                     ----------------     ---------------
Decrease in cash and cash equivalents                                                        (992,200)         (3,591,800)
Cash and cash equivalents at beginning of period                                            2,288,300           3,706,100
                                                                                     ----------------     ---------------
Cash and cash equivalents at end of period                                           $      1,296,100     $       114,300
                                                                                     ----------------     ---------------

Non-cash investing and financing activities
   Equipment acquired through capital lease                                          $         33,500     $             0
                                                                                     ================     ===============

See Accompanying notes.

                             Iterated Systems, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 June 30, 2000
                                  (unaudited)

1.  Presentation of Interim Information

The accompanying condensed consolidated financial statements include all adjustments consisting of normal recurring adjustments that Iterated Systems, Inc. and its wholly-owned subsidiary, Iterated Systems, Limited (collectively, the "Company") consider necessary for a fair presentation of its unaudited results of operations for the three and six months ended June 30, 2000 and 1999. Results for the three and six months ended June 30, 2000 are not necessarily indicative of the results for the year.

2.  Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned United Kingdom subsidiary, Iterated Systems, Limited. Significant inter-company accounts and transactions have been eliminated in consolidation.

3.  Loan Agreements

In March 2000, the Company executed loan agreements for a total of $2,000,000 with two major shareholders. The loans were funded in May 2000. The terms of the loans call for the Company to repay the loans in twelve equal installments beginning June 30, 2001. In the event the Company sells additional shares of common stock in the aggregate amount of at least $2,000,000, then the lenders will automatically convert the balance of the loans then outstanding into common stock at a discount of 25% from the price per share of the offering. Interest on the loans accrues at an annual rate of prime plus 1%.

4.  Sales of Common Stock

In September 1997 and November 1999, the Company sold shares of common stock on the Oslo Stock Exchange, resulting in net proceeds to the Company of $20,367,000. In a continuation of the 1999 offering, the Company received an additional $259,000 in January 2000.

5.  Segment Information

In accordance with the requirements of Financial Accounting Standards Board Statement No. 131, Disclosure About Segments of an Enterprise and Related Information ("SFAS 131"), the following disclosure represents the information required by SFAS 131 when evaluating the operating performance of its business units. The information reviewed by management includes the operating revenue, net loss and identifiable assets for the Company's two geographic areas, the United States and the United Kingdom. Both operating segments are involved in developing and marketing patented digital image science technology. The identifiable assets of the United States geographic area exclude inter-company accounts receivable.

                                              Three Months Ended                Six Months Ended
                                                     June 30,                       June 30,
                                             2000            1999               2000          1999
                                          -----------     -----------       -----------    -----------
           Operating revenue
                United States             $   424,600     $   150,500       $ 1,237,600    $   524,100
                United Kingdom                155,700               0           158,700          5,200
                                          -----------     -----------       -----------    -----------
                                          $  580,3000     $   150,500       $ 1,396,300    $   529,300
                                          ===========     ===========       ===========    ===========

           Net income (loss)
                United States             $(1,516,500)    $(2,256,900)      $(2,813,500)   $(4,286,800)
                United Kingdom                 88,600        (162,900)          (25,900)      (307,000)
                                          -----------     -----------       -----------    -----------
                                          $(1,427,900)    $(2,419,800)      $(2,839,400)   $(4,593,800)
                                          ===========     ===========       ===========    ===========

                                                  At June 30,                     At June 30,
                                              2000           1999             2000          1999
                                          -------------  -------------   -------------  -------------
           Identifiable assets, net
                United States             $    (311,700) $   3,874,200   $    (311,700) $   3,874,200
                United Kingdom                   14,000         92,400          14,000         92,400
                                          -------------  -------------   -------------  -------------
                                          $    (297,700) $   3,966,600   $    (297,700) $   3,966,600
                                          =============  =============   =============  =============

6.  Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS 130 in 1998 and has not presented a statement of comprehensive income because the effect of the components of comprehensive income is not material to its consolidated financial statements.

7.  Revenue Recognition

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the SEC Staff's views in applying generally accepted accounting principals to revenue recognition in financial statements. Although we are currently evaluating the impact of SAB 101, we believe that our current practices comply with SAB 101. However, should we determine that a change in accounting policy is necessary such a change will be made in fourth quarter of 2000.

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

Overview

Historically, the Company has derived its revenues from development fees, license fees, and packaged software products. The Company expects that revenues from development fees and packaged software products will continue to decline as business efforts are focused on developing and licensing the Company's MediaBin software to users of high quality digital image systems. The Company believes that the majority of its future revenues will be derived from MediaBin license and service fees and from maintenance fees for its software.

The Company recognizes revenue from development fees based on the Company's estimate of the percentage of completion using actual costs incurred as a percentage of expected total costs of individual development agreements. License fee revenues are recognized when the software products are delivered and collectibility of fees is probable, provided no significant obligations remain under the contract. Maintenance revenue is recognized pro-rata throughout the period covered by the maintenance agreement.

Liquidity and Financial Condition

In the first six months of 2000 and 1999, the Company used cash in operating activities of $2,668,000 and $4,299,000, respectively. This cash was used to fund the net loss for the respective periods.

In the first six months of 2000 and 1999, investing activities (used) provided cash of ($575,400) and $716,200, respectively. During 2000, funds were used to purchase short-term investments and computer equipment. In 1999 funds were provided by the sale of short-term investments.

In the first six months of 2000 and 1999, financing activities provided (used) funds of $2,262,100 and ($2,300) respectively. In 2000, funds were provided primarily by sale of common stock and loans from shareholders. In 1999, funds were used to make payments on a capital lease.

In March 2000, the Company executed loan agreements for a total of $2,000,000 with two major shareholders. The loans were funded in May 2000. The terms of the loans call for the Company to repay the loans in twelve equal installments beginning June 30, 2001. In the event the Company sells additional shares of common stock in the aggregate amount of at least $2,000,000, then the lenders will automatically convert the balance of the loans then outstanding into common stock at a discount of 25% from the price per share of the offering. Interest on the loans accrues at an annual rate of prime plus 1%.

The Company will require significant increases in revenue to cover operating costs and achieve a profitable level of operations. The Company is making initial sales of its new MediaBin software platform and expects to significantly increase revenues in 2000 over 1999. The Company may also seek to raise additional investment capital in order to fund operations.


Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Revenues. Revenues increased 286% to $580,300 in the three months ended June 30, 2000, from $150,500 in the same period in 1999. This resulted from a significant increase in license and service fees relating to the Company's MediaBin software.

Sales and Marketing. Sales and marketing expenses decreased 10% to $777,700 in the three months ended June 30, 2000, from $862,100 in the same period in 1999. This resulted primarily from the reduction in operations of the Company's United Kingdom subsidiary.

Research and Development. Research and development expenses decreased 33% to $894,600 in the three months ended June 30, 2000, from $1,337,700 in the same period in 1999. The decrease reflects the lower costs involved in software development, primarily due to the reduced level of outside contractors that were used in 1999 to rapidly accelerate the development of the Company's MediaBin platform.

General and Administrative. General and administrative expenses decreased 23% to $334,900 in the three months ended June 30, 2000, from $436,900 in the same period in 1999. This is primarily due to a one-time property tax assessment paid during 1999 that was refunded on appeal during 2000.

Other Income (Expense). Other income (expense) decreased to ($1,000) in the three months ended June 30, 2000, from $66,400 in the same period in 1999. Interest income decreased due to the lower level of cash invested and interest expense increased due to the interest on the loans executed in March 2000.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Revenues. Revenues increased 164% to $1,396,300 in the six months ended June 30, 2000, from $529,300 in the same period in 1999. This resulted from a significant increase in license and service fees relating to the Company's MediaBin software, which more than offset the planned reduction of non-MediaBin related development fees.

Sales and Marketing. Sales and marketing expenses decreased 6% to $1,652,500 in the six months ended June 30, 2000, from $1,763,400 in the same period in 1999. This resulted primarily from the reduction in operations of the Company's United Kingdom subsidiary.

Research and Development. Research and development expenses decreased 30% to $1,840,100 in the six months ended June 30, 2000, from $2,620,700 in the same period in 1999. The decrease reflects the lower costs involved in software development, primarily due to the reduced level of outside contractors that were used in 1999 to rapidly accelerate the development of the Company's MediaBin platform.

General and Administrative. General and administrative expenses decreased 11% to $766,600 in the six months ended June 30, 2000, from $860,900 in the same period in 1999. This is primarily due to a one-time property tax assessment paid during 1999 that was refunded on appeal during 2000.

Other Income (Expense). Other income (expense) decreased 81% to $23,500 in the six months ended June 30, 2000, from $121,900 in the same period in 1999. Interest income decreased due to the lower level of cash invested and interest expense increased due to the interest on the loans funded in May 2000.

New Accounting Pronouncements

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the SEC Staff's views in applying generally accepted accounting principals to revenue recognition in financial statements. Although we are currently evaluating the impact of SAB 101, we believe that our current practices comply with SAB 101. However, should we determine that a change in accounting policy is necessary such a change will be made in fourth quarter of 2000.

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

The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. Company policy is designed to limit exposure at any one institution. The Company does not use derivative financial instruments in our operations or investments and do not have significant operations subject to fluctuations in commodities prices or foreign currency exchange rates.

The carrying amounts reported in the balance sheet for cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and notes payable approximate their estimated fair values.

                                    PART II
                               Other Information

Item 1.  Legal Proceedings.
         None.

Item 2.  Changes in Securities.
         None

Item 3.  Defaults Upon Senior Securities.
         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Stockholders was held on April 28, 2000 at which time certain matters were submitted to such stockholders for a vote. Below is a brief description of each such matter as well as the number of shares represented at a meeting and entitled to vote and voting for, against or abstaining as to each matter.

The following directors were elected to serve on a one-year term expiring in 2001:

                       Shares          Shares
                         For          Withheld
                      ----------     -----------
Nominees:

John C. Bacon          8,729,007       38,500
John R. Festa          8,729,007       38,500
Terje Mikalsen         8,729,007       38,500
Alan D. Sloan          8,729,007       38,500
Asmund R. Slogedal     8,729,007       38,500

The stockholders approved an amendment to the Company's 1994 Amended and Restated Stock Option Plan.

                 Shares        Shares         Shares
                   For         Against      Abstaining
                ==========   ==========   ============

                8,739,307       200          5,700

The stockholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ended December 31, 2000.

                 Shares        Shares         Shares
                   For         Against      Abstaining
                ==========   ==========   ============

                8,740,007       200          4,300


Item 5.  Other Information.
----------------------------
None.

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

                                    ITERATED SYSTEMS, INC.



Date: August 10, 2000                 /s/ John C. Bacon
    ------------------------        -----------------------------------
                                    John C. Bacon
                                    President and Chief Executive Officer
                                    (Principal Executive Officer) and Director


Date: August 10, 2000                 /s/ Haines H. Hargrett
     -----------------------        -----------------------------------
                                    Haines H. Hargrett
                                    Chief Financial Officer
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)