Form 10-Q
period 2000-09-30
ITERATED SYSTEMS INC
filed 2000-11-09
CIK 924546

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[Mark One]
   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of the Registrant's capital stock as of September 30, 2000, the latest practicable date, is as follows: 17,529,067 shares of common stock, $.01 par value.


================================================================================

                            ITERATED SYSTEMS, INC.

                               TABLE OF CONTENTS

                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
                  as of September 30, 2000 (unaudited) and December 31, 1999

         Condensed Consolidated Statements of Operations
                  for the three months and nine months ended September 30, 2000 and 1999 (unaudited)

         Condensed Consolidated Statements of Cash Flows
                  for the nine months ended September 30, 2000 and 1999 (unaudited)

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

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

Signatures.


                                    PART I
                             FINANCIAL INFORMATION


Item 1.  Financial Statements.

                                      Iterated Systems, Inc.
                              Condensed Consolidated Balance Sheets

                                                              September 30,       December 31,
                                                                   2000               1999
                                                           -----------------------------------
                                                                (unaudited)
Assets
Current assets
     Cash and equivalents                                     $      53,700      $   2,288,300
     Accounts receivable                                            381,200            332,600
     Subscription receivable                                              0            255,000
     Prepaid expenses and other assets                              147,800             99,100
                                                           -----------------------------------
Total current assets                                                582,700          2,975,000

Property and equipment
     Computer equipment and software                              3,060,300          2,968,400
     Furniture and equipment                                        444,600            388,900
     Leasehold improvements                                         145,500            143,600
                                                           -----------------------------------
          Total property and equipment                            3,650,400          3,500,900
     Accumulated depreciation                                   (3,327,500)        (3,166,500)
                                                           -----------------------------------
Net property and equipment                                          322,900            334,400

Other assets                                                         21,700             43,600
                                                           -----------------------------------
Total assets                                                  $     927,300      $   3,353,000
                                                           ===================================

Liabilities and shareholders' equity (deficit)
Current liabilities
     Accounts payable                                         $     168,700      $     258,400
     Accrued liabilities                                            510,000            426,300
     Deferred revenue                                                68,200            106,800
     Current maturities of loans from shareholders                  333,300                  0
     Current maturities of capital leases                            43,600                  0
     Other current liabilities                                       53,800             14,400
                                                           -----------------------------------
Total current liabilities                                         1,177,600            805,900

Non-current liabilities
     Loans from shareholders                                      1,666,700                  0
     Capital leases                                                  12,500                  0
                                                           -----------------------------------
Total non-current liabilities                                     1,679,200                  0

Shareholders' equity (deficit)
     Common stock                                                   175,300            175,200
     Additional paid-in capital                                  31,812,700         31,805,700

     Accumulated deficit                                            (33,992,500)        (29,520,400)
     Currency translation adjustments                                    75,000              86,600
                                                                  -------------      --------------
Total shareholders' equity (deficit)                                 (1,929,500)          2,547,100

                                                                  -------------      --------------
Total liabilities and shareholders' equity (deficit)              $     927,300      $    3,353,000
                                                                  =============      ==============

See accompanying notes.

                            Iterated Systems, Inc.
                Condensed Consolidated Statements of Operations
                                  (unaudited)

                                                Three Months Ended                         Nine Months Ended
                                                     September                                  September
                                         -----------------------------------------------------------------------------
                                              2000               1999                  2000                  1999
                                         ------------        ------------         -------------           ------------
Revenues:
 Software licenses                       $     250,000       $    667,300         $   1,414,900           $    905,600
 Services                                      172,600             95,900               404,000                386,900
                                         -------------       ------------         -------------           ------------
  Total revenues                               422,600            763,200             1,818,900              1,292,500

Costs and expenses:
 Sales and marketing                           787,500            876,200             2,440,000              2,639,700
 Research and development                      892,100          1,277,700             2,732,200              3,898,300
 General and administrative                    341,100            354,700             1,107,700              1,215,600
                                         -------------       ------------         -------------           ------------
  Total costs and expenses                   2,020,700          2,508,600             6,279,900              7,753,600

Operating loss                              (1,598,100)        (1,745,400)           (4,461,000)            (6,461,100)

Other income (expense):
 Interest income                                19,300             38,300                69,300                190,100
 Interest expense                              (53,900)              (100)              (80,400)                  (400)
 Foreign exchange gain (loss)                        0            (15,300)                    0                (44,900)
                                         -------------       ------------         -------------           ------------
  Total other income (expense)                 (34,600)            22,900               (11,100)               144,800

                                         -------------       ------------         -------------           ------------
Net loss                                 $  (1,632,700)      $ (1,722,500)        $  (4,472,100)          $ (6,316,300)
                                         =============       ============         =============           ============

Basic and diluted loss per share         $       (0.09)      $      (0.13)        $       (0.26)          $      (0.48)
                                         =============       ============         =============           ============

Basic and diluted weighted
    average shares outstanding              17,529,100         13,073,000            17,528,000             13,073,000
                                         =============       ============         =============           ============

See accompanying notes.

                            Iterated Systems, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                             Nine Months Ended September 30,
                                                      ------------------------------------------
                                                              2000                    1999
                                                      -------------------    -------------------
Operating activities
Net loss                                              $        (4,472,100)   $     (6,316,300)
Adjustments to reconcile net loss to net cash used
 in operating activities:
 Depreciation and amortization                                    188,200             335,500
 Loss (gain) on disposal of property and equipment                 16,600              (6,200)
 Loss on foreign currency transactions                                  0              44,800
 Changes in operating assets and liabilities:
  Accounts receivable                                             (48,600)            (11,600)
  Prepaid expenses and other assets                               (26,900)             10,100
  Accounts payable                                                (89,700)           (109,500)
  Accrued expenses                                                 83,700             282,600
  Deferred revenue                                                (38,600)            113,400
  Other liabilities                                                39,400             (25,900)
                                                            -------------    ----------------
Net cash used in operating activities                          (4,348,000)         (5,683,100)

Investing activities
Purchases of property and equipment                              (138,100)           (103,800)
Proceeds from sale of property and equipment                        9,600               8,600
Proceeds from sales of short-term investments                           0           2,539,500
                                                            -------------    ----------------
Net cash (used in) provided by investing activities              (128,500)          2,444,300

Financing activities
Proceeds of loans from shareholders                             2,000,000                   0
Payments on capital lease obligations                             (10,700)             (3,600)
Issuance of common stock                                          262,100                   0
                                                            -------------    ----------------
Net cash provided by (used in) financing activities             2,251,400              (3,600)

Effect of exchange rate fluctuation on cash                        (9,500)             (3,900)

Decrease in cash and cash equivalents                          (2,234,600)         (3,246,300)
Cash and cash equivalents at beginning of period                2,288,300           3,706,100
                                                            -------------    ----------------
Cash and cash equivalents at end of period                         53,700    $        459,800
                                                           ==============    ================

Non-cash activities

Equipment acquired through capital lease                           66,800
                                                            =============

See accompanying notes.

                          Iterated Systems, Inc.
             Notes to Condensed Consolidated Financial Statements
                            September 30, 2000
                                  (unaudited)

1.   Presentation of Interim Information
The accompanying condensed consolidated financial statements include all adjustments consisting of normal recurring adjustments that Iterated Systems, Inc. and its wholly-owned subsidiary, Iterated Systems, Limited (collectively, the "Company") consider necessary for a fair presentation of its unaudited results of operations for the three and nine months ended September 30, 2000 and 1999. Results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results for the year.

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

                                            Three Months Ended                             Nine Months Ended
                                               September 30,                                 September 30,
                                      2000                     1999                    2000                1999
                               --------------------    ----------------------     ---------------    -----------------
   Operating revenue
     United States             $           422,600     $             754,000      $    1,660,200     $       1,278,100
     United Kingdom                              0                     9,200             158,700                14,400
                               -------------------     ---------------------      --------------     -----------------
                               $           422,600     $             763,200      $    1,818,900     $       1,292,500
                               ===================     =====================      ==============     =================

   Net loss
     United States             $        (1,574,800)    $          (1,583,100)     $   (4,388,300)    $      (5,870,200)
     United Kingdom                        (57,900)                 (139,400)            (83,800)             (446,400)
                               -------------------     ---------------------      --------------     -----------------
                               $        (1,632,700)    $          (1,722,500)     $   (4,472,100)    $      (6,316,300)
                               ===================     =====================      ==============     =================

                                At September 30,          At December 31,

                                    2000                        1999
                               --------------------    ----------------------
   Identifiable assets, net
     United States             $            911,600    $            2,646,100
     United Kingdom                          15,700                   (99,000)
                               --------------------    ----------------------
                               $            927,300    $            2,547,100
                               ====================    ======================


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

8.   Subsequent Event.
In October 2000, the Company executed loan agreements for a total of $1,500,000 with two major shareholders. The terms of the loans call for the Company to repay the loans in twelve equal installments beginning December 31, 2001. In the event the Company sells additional shares of common stock in the aggregate amount of at least $2,000,000, then the balance of the loans then outstanding will automatically convert into common stock at a discount of 25% from the price per share of the offering. Interest on the loans accrues at an annual rate of prime plus 1%.

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

Overview

Historically, the Company has derived its revenues from development fees, license fees, and packaged software products. The Company expects that revenues from development fees and packaged software products will continue to decline as business efforts are focused on developing and licensing the Company's MediaBin software to users of high quality digital image systems. The Company believes that the majority of its future revenues will be derived from license, service and maintenance fees on its MediaBin software.

The Company recognizes license fee revenues when its software products are delivered and collectibility of fees is probable, provided no significant obligations remain under the contract. Revenue from service fees is recognized based on the Company's estimate of the percentage of completion using actual costs incurred as a percentage of expected total costs of individual service agreements. Maintenance revenue is recognized pro-rata throughout the period covered by the maintenance agreement.

Liquidity and Financial Condition

In the first nine months of 2000 and 1999, operating activities used cash of $4,348,000 and $5,683,100, respectively.

In the first nine months of 2000 and 1999, investing activities (used) provided cash of $(128,500) and $2,444,300, respectively. During 2000, funds were used to purchase computer equipment. In 1999 funds were provided primarily by the sale of short-term investments.

In the first nine months of 2000 and 1999, financing activities provided (used) cash of $2,251,400 and $(3,600) respectively. In 2000, funds were provided primarily by loans from shareholders and the sale of common stock. In 1999, funds were used to make payments on a capital lease.

In March 2000, the Company executed loan agreements for a total of $2,000,000 with two major shareholders. The loans were funded in May 2000. The terms of the loans call for the Company to repay the loans in twelve equal installments beginning June 30, 2001. In the event the Company sells additional shares of common stock in the aggregate amount of at least $2,000,000, then the balance of the loans then outstanding will automatically convert into common stock at a discount of 25% from the price per share of the offering. Interest on the loans accrues at an annual rate of prime plus 1%.

In October 2000 (not reflected in the accompanying financial statements), the Company executed loan agreements for a total of $1,500,000 with two major shareholders. The terms of the loans call for the Company to repay the loans in twelve equal installments beginning December 31, 2001. In the event the Company sells additional shares of common stock in the aggregate amount of at least $2,000,000, then the balance of the loans then outstanding will automatically convert into common stock at a discount of 25% from the price per share of the offering. Interest on the loans accrues at an annual rate of prime plus 1%.

The Company will require significant increases in revenue to cover operating costs and achieve a profitable level of operations. The Company is making initial sales of its new MediaBin software platform and expects to significantly increase revenues in 2000 over 1999. The Company may also seek to raise additional investment capital in order to fund operations.

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Revenues. Revenues decreased 45% to $422,600 in the three months ended September 30, 2000, from $763,200 in 1999. This decrease was primarily the result of a one-time software license fee of $500,000 reported during 1999.

Sales and Marketing. Sales and marketing expenses decreased 10% to $787,500 in the three months ended September 30, 2000, from $876,200 in the same period in 1999. This resulted primarily from the reduction in operations of the Company's United Kingdom subsidiary that more than offset an increase in salary expenses for additional sales personnel in the United States.

Research and Development. Research and development expenses decreased 30% to $892,100 in the three months ended September 30, 2000, from $1,277,700 in 1999. The decrease reflects the lower costs involved in software development, primarily due to the reduced level of outside contractors that were used in 1999 to rapidly accelerate the development of the Company's MediaBin platform.

General and Administrative. General and administrative expenses decreased 4% to $341,100 in the three months ended September 30, 2000, from $354,700 in 1999. This decrease is primarily due to a slight reduction in administrative salaries in 2000 over 1999 and the expiration of an equipment lease.

Other Income (Expense). Other income (expense) decreased to $(34,600) in the three months ended September 30, 2000, from $22,900 in 1999. Interest income decreased due to the lower level of cash invested and interest expense increased due to the interest on the loans executed in March 2000.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Revenues. Revenues increased 41% to $1,818,900 in the nine months ended September 30, 2000, from $1,292,500 in 1999. This resulted from a significant increase in license and service fees relating to the Company's MediaBin software, which more than offset the planned reduction of non-MediaBin related development fees.

Sales and Marketing. Sales and marketing expenses decreased 8% to $2,440,000 in the nine months ended September 30, 2000, from $2,639,700 in 1999. This resulted primarily from the reduction in operations of the Company's United Kingdom subsidiary that more than offset an increase in salary expenses for additional sales personnel in the United States.

Research and Development. Research and development expenses decreased 30% to $2,732,200 in the nine months ended September 30, 2000, from $3,898,300 in 1999. The decrease reflects the lower costs involved in software development, primarily due to the reduced level of outside contractors that were used in 1999 to rapidly accelerate the development of the Company's MediaBin platform.

General and Administrative. General and administrative expenses decreased 9% to $1,107,700 in the nine months ended September 30, 2000, from $1,215,600 in 1999. This is primarily due to a one-time property tax assessment paid during 1999 that was refunded on appeal during 2000, a reduction in administrative salaries and the expiration of an equipment lease.

Other Income (Expense). Other income (expense) decreased to $(11,100) in the nine months ended September 30, 2000, from $144,800 in 1999. Interest income decreased due to the lower level of cash invested and interest expense increased due to the interest on the loans funded in May 2000.

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

Inflation

The effects of inflation on the Company's operations were not significant during the periods presented in the consolidated financial statements, and the effects thereof are not considered to be of significance in the future. Generally, throughout the periods discussed above, the changes in revenue have resulted primarily from fluctuations in sales and expenditure levels, rather than price changes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable, and accounts payable.

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

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable, and notes payable approximate their estimated fair values.

                                    PART II
                               Other Information

Item 1.  Legal Proceedings.
         None.

Item 2.  Changes in Securities.
         None

Item 3.  Defaults Upon Senior Securities.
         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         None.

Item 5.  Other Information.
--------------------------
         None

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

                                     ITERATED SYSTEMS, INC.



Date:   October 9, 2000              /s/  John C. Bacon
     ----------------------      ----------------------------------------------
                                     John C. Bacon
                                     President and Chief Executive Officer
                                     (Principal Executive Officer) and Director

Date:   October 9, 2000              /s/  Haines H. Hargrett
     ----------------------      ----------------------------------------------
                                     Haines H. Hargrett
                                     Chief Financial Officer
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)