Form 10-K405
period 2000-12-31
MEDIABIN INC
filed 2001-03-30
CIK 924546

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

                  For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from ____________ to ______________

                        Commission File Number: 0-24087

                                 MediaBin, Inc.
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

                            ----------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

                            ----------------------

          Securities registered pursuant to Section 12(g) of the Act:

        Title of Each Class                 Name of Exchange on Which Registered
--------------------------------------      ------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
             -

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price for the common stock on March 23, 2001 as reported by the Oslo Stock Exchange, was approximately $11,616,000. The shares of common stock held by each officer and director and by each person known to the Registrant who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 23, 2001, Registrant had outstanding 17,529,607 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000 are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein. The Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2001 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

================================================================================

                                     PART I

Forward-Looking Statements - Cautionary Statements

     The discussions herein contain trend information and other forward-looking statements that involve a number of risks and uncertainties. The actual results of the Company could differ materially from its historical results of operations and those discussed in the forward-looking statements. The forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used herein, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. The forward-looking statements should be read in light of these factors and the factors identified in "Item 1. Business" and in "Item 7. Financial Information--Management's Discussion and Analysis of Financial Condition and Results of Operations." All references to year periods refer to the Company's fiscal year ended December 31, 2000.


ITEM 1.  BUSINESS.

Introduction

     MediaBin, Inc. (the "Company") was organized under the laws of the State of Georgia on May 28, 1987 as Iterated Systems, Inc. and develops innovative, standards-based media management solutions for Global 3000 companies. The Company's MediaBin image content management platform enables marketing and eCommerce teams to speed time-to-market for new products, improve customer experience and scale their businesses by automating the management, production and delivery of brand images, product photographs and logos. MediaBin is a key eBusiness infrastructure component that can be integrated into web content management systems, product catalogs and eCommerce platforms to automate image tracking and updating. The Company's MediaBin clients include Ford Motor Company, National Semiconductor, Lear Corporation, Georgia-Pacific, W.W. Grainger, Inc., Microsoft, BlueLight.com, estyle.com, FacilityPro.com, and many others.

Our History

     The Company's current strategies and business direction, including the decision to focus its primary efforts on the development of software for the corporate digital image management market, were developed during 1997 and 1998 based on internal and external factors affecting the Company and its markets. Prior to that time, the Company's major efforts were primarily concentrated in performing contract research for corporate and governmental organizations. One of its early efforts was to develop software products to be sold to end users for use on the Internet. Developments in these markets lead the Company to believe that its expertise was better suited to developing sophisticated digital imaging products and technology that could be utilized by original equipment manufacturers ("OEM's") in their products or sold by the Company itself to large corporate end-users. As a result of this shift, during 1997 and 1998 the Company experienced a significant reduction and restructuring in its workforce. During 1999 and 2000, the Company has continued to focus its development and marketing efforts to target large corporations that rely upon images as an integral part of their business. The Company expects its business plan to continue to evolve based on competitive forces and the ongoing need to generate new and innovative products on a continual basis. These external market factors make estimates of product acceptance and financial performance of the Company difficult to predict, and in response thereto the Company expects to make ongoing revisions to its business plan.

     In September 1994, the Company entered into an agreement (the "1994 Agreement") with MCI Telecommunications Corporation (MCI) to provide for development of certain advanced compression technology for use in telecommunications applications. MCI paid the Company approximately $36,000,000 over the next three years for development of specific technology and the exclusive rights to use and sublicense specified technology in telecommunications markets until September 1997. The 1994 Agreement expired in September 1997. Effective August 7, 1998, the Company and MCI entered into a new agreement that provides MCI with a non-exclusive, royalty-free license to use certain deliverables developed by the Company. In addition, MCI holds a warrant to purchase up to 1,798,000 shares of the Company's common stock at $4.00 per share. The warrant expires in August 2002.

Our Business

     The Company develops commercial software for large corporations that rely upon images - brand and product pictures - as integral, facilitating aspects of their business. Images are integral to these businesses because they represent products and convey the brand experience associated with those products. Images are facilitating in that they substantially represent and convey the information necessary to sell products and conduct business, either through websites or in printed media. MediaBin software helps these companies by:

1)  Speeding their brand images and their business into the marketplace
2)  Enhancing the control over brand image use and access on a global basis
3)  Providing dramatic cost savings

     All of these benefits translate into significant competitive advantages.

Our Benefits

     Our customers can speak best as to why MediaBin is now a critical part of their information technology infrastructure.

     Ford Motor Company

     The Ford Division of Ford Motor Company is the world's largest producer of trucks and the second largest producer of cars and trucks combined.

"MediaBin enables Ford to automate the production of brand images for much faster web and brochure updates, making them immediately available to support faster time-to-market for our Ford Division campaigns."

                                      Jan Klug, marketing communications manager
                                             Ford Division of Ford Motor Company

     BlueLight.com

     Kmart and SOFTBANK Venture Capital founded BlueLight.com in December 1999 with an investment by Martha Stewart Living Omnimedia. BlueLight.com is Kmart's online retail venture and sells thousands of products from clothing, to toys, to housewares.

"The MediaBin platform allows BlueLight.com to provide customers with images of the latest products the moment they are available. By automating image production and management, we can now provide immediate turnaround of product images for the site, as well as have better control over the process."

                                         Mark Danzig, vice president of creative
                                                                   BlueLight.com

     W.W. Grainger

     W.W. Grainger, Inc., with 2000 sales of $5 billion, is the leading North American provider of maintenance, repair, and operating (MRO) supplies and related information to businesses and institutions.

"At Grainger, we receive thousands of images from many different suppliers in many different sizes and formats that traditionally need to be `normalized' to meet the catalog requirements. Through MediaBin's automation, the images will now be available for print or web much faster, an advantage which speeds time-to-market for new products. Equally compelling is the fact that the platform is scalable to meet our company's future growth."

                                          Len Kazmer, electronic imaging manager
                                                             W.W. Grainger, Inc.

     Delta Air Lines

     Delta Air Lines, Inc. provides air transportation for passengers and freight throughout 205 domestic cities in 45 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, as well as 44 cities in 28 countries.

"MediaBin has allowed us to manage all of our corporate photography online. We can quickly access images that used to take hours to even locate, and download them within minutes. As long as I have access to the Internet, I have access to all Delta images. MediaBin has allowed us to establish a self-serve image library for both our internal and external customers."

                                            Terri Hanson, manager of photography
                                                                 Delta Air Lines

     estyle.com

     estyle.com is an online retailer providing shopping solutions for today's busy women.

"estyle's mission is to provide innovative, lifestyle-based shopping solutions for today's busy woman. MediaBin allows us to provide our customers with images of the latest products the moment they are available."

                                         David Besemer, chief technology officer
                                                                      estyle.com

     MediaBin is built to take the complexity out of sharing and producing product and brand images. For large corporations, MediaBin has two basic uses:

1)  Corporate wide, self-service, web browser access to product and brand images
2) High-volume image production automation to deliver images to eBusiness web sites

     Self-service access empowers the users who need images to get exactly what they need, when they need it through a MediaBin web browser without having to be image `gurus'. Brand managers get control over their brand images and at the same time they achieve the speed of the Internet to get up-to-date brand and product images into the market immediately--all without adding people.

     Production automation allows corporations to rapidly expand their business through MediaBin's patented image automation. MediaBin takes a single, high quality copy of a product image and automatically produces all the different versions of that image needed for use on websites or in printed materials. When images change or the formats change, MediaBin can create new versions instantly --all without adding additional staff.

     MediaBin provides companies with the ability to share, store, and produce images while maintaining the following features:

          Speed: MediaBin allows companies to quickly deliver their brand and product images into the marketplace.

          Control: MediaBin puts companies in control over the worldwide use of their brand and product images.

          Cost Savings: MediaBin provides these features with efficiency to lower company costs.

          Ease-of-Use: MediaBin makes all this power accessible from an easy-to-use, web-based browser interface.

Our Clients

     With the advent of e-commerce, brand-centered corporations are facing an exploding number of images that are burdening their corporate information technology infrastructures as they try to promote their brands in tightly integrated web/eCommerce and print campaigns. The MediaBin platform is designed to address the image problems of large, geographically dispersed corporations that have high consideration brands (brands that require significant customer evaluation or review before purchase such as automobiles, recreational products, clothing items, consumer electronics, sporting goods, etc.) supported by large numbers of high quality images. These corporations are typically in rapid transition to control their brands as they launch eCommerce business strategies while maintaining their print media needs.

     In addition to the brand-centered corporations, there is a significant set of associated companies that service these large corporations. These organizations include web/eCommerce site developers, advertising agencies, marketing services firms and printing agencies. MediaBin is designed to enhance collaboration for all of these supporting groups and to complement the corporate installations of MediaBin.

Our Product

     MediaBin delivers image automation services that are analogous to "just-in-time" manufacturing methods that have been deployed with such great success in the manufacturing marketplace. MediaBin provides image services on an extensible, scalable, enterprise server platform that, in addition to providing resolution management, can also transform images in any color space and image format. The MediaBin platform is built on open, industry standards such as HTTP (Web browser) and TCP/IP (file transfer) protocols, the ODBC (Open Data Base Connect) standard that allows for the use of industry standard databases like Oracle, Informix, SQL Server, and the Windows NT/2000 operating system. MediaBin is written using the Microsoft Windows compatible approaches to programming known as DCOM (Distributed Common Object Method) and C++ (the most common object oriented programming language in use today).

     MediaBin provides workflow automation in six critical areas:

     .  Automation of image production,

     .  Re-formatting of images,

     .  Tracking and revision management,

     .  Collaboration for workgroups,

     .  Unique searching methods, and

     .  Image format independence.

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

     Re-formatting of Images. At its core, MediaBin is designed to enable universal reuse, or re-format as is it called in the industry, of images so that one image can serve the needs of any and all print or web uses. Today, an image is created for one specific use, and then discarded. Any further use of that image requires a complete re-work of the image from scratch. This approach is highly inefficient when rapidly executing cross-media campaigns, where images must be re-formatted for use on the Web, in print ads, for store merchandising displays, and even for billboards. MediaBin enables a highly efficient single image asset approach, wherein a single image is captured, stored, and automatically processed, so it can be used and then re-formatted for any use--on the web, in print ads, for store merchandising displays, and on billboards. This unique approach is enabled by and automated through the MediaBin platform.

     Tracking and Revision Management. One of the largest challenges facing organizations with many images is tracking image usage and ensuring that the images in use are the most current versions. MediaBin features a patent-pending method that provides automated tracking and revision of derivative images. Derivative images are images created from a single image original (core asset) that are slightly different from the original to serve different purposes. An example would be a small image needed on a web site that is created as a derivative of the original image that was used in a print advertisement or catalog. MediaBin keeps track of the relationships between the assets and derivatives, so that updates can be made automatically throughout an entire collection of derivatives, simply by updating their common core asset. Similarly, derivative images are tagged such that their parent core image source can be located on MediaBin servers located anywhere--on a local network or on the other side of the world across the Internet.

     Collaboration for Workgroups. As the global reach of brands and brand companies expands, the need to rapidly and efficiently share brand images is increasing dramatically. MediaBin is built to provide easy sharing and collaboration of entire sets of images used in projects as well as single images or even a single layer of multi-layered Photoshop image file. MediaBin is designed to use highly efficient compression methods to allow multiple MediaBin servers to share images across geographically dispersed teams. MediaBin also uses a concept of `just-in-time' image creation, where images are created only at the moment of need. This not only provides significant savings in storage, but also insures that the most current version of an image is used.

     Unique Searching Method. To aid in the sharing and locating of images, MediaBin has the ability to search for images in any local or remote MediaBin by image metadata (the text information associated with an image) or by using images to search for other like images based upon a match of color, texture, shape, and/or content. This image searching method uses a unique, patented, fractal-based image recognition algorithm and represents the third generation of work by the Company in the area of image only based searching.

     Image Format Independence. The MediaBin platform is built so that all of the MediaBin capabilities are available to all images entered into the MediaBin. MediaBin is format independent (format agnostic) and can apply all the benefits for the proprietary image technology without the burden of requiring users to adopt a new image format into their workflow.

Our Market

     The Company is focused on selling its products into the Global 3000 corporate market space where product or brand images are a critical factor in branding and selling products. Typical customers are large, multi-national organizations that have either a large number of images or images that change very frequently. Generally these companies seek out MediaBin for speed, control and competitive advantage.

     The marketplace for the MediaBin platform is part of an information technology ("IT") market segment referred to as eBusiness Tools or eBusiness Infrastructure Software. According to the industry analyst Delphi Group, that market segment, which was $5 billion in 1999, is expected to grow to $40 billion by 2002. For the MediaBin sub-segment (infrastructure) specifically, Delphi Group is expecting growth to be 160% per year from 2000 to 2002.

     MediaBin is a complementary platform to an eBusiness market segment known as Web Content Management ("WCM"). Leading WCM vendors include Vignette, Interwoven, Open Market, and Allaire. We believe the WCM market will continue its significant growth. For example, in the fourth quarter of 2000, Vignette and Interwoven reported sales growth of 611% and 628%, respectively, as compared to the same quarters in 1999, and year over prior year sales growth of 419% and 686%, respectively.

Our Competition

     To date, MediaBin remains unique in the marketplace in that it is the only product that combines an image catalog and image processing system into a single, scalable, powerful eBusiness platform. As such, the Company believes MediaBin is a natural complement to many of the existing software tools that companies have purchased in recent years to work with digital images. The Company believes that MediaBin is also uniquely positioned to work with the latest generation of tools that help large companies better manage their web content. These WCM systems, mentioned above, have become a competitive advantage for many global brand corporations.

Our Sales Channels

     The current sales model for MediaBin involves the license of MediaBin directly to end users of the MediaBin platform. This method, known as a direct sales model, provides the Company with the important direct control over the entire sales process during the critical early stages of product use in the market. This hands-on approach to the sale of the product enables very important early market feedback to help define revisions and improvements to the product.

     The sale of MediaBin is sometimes bundled with consulting and integration services. These integration services are designed to ensure that MediaBin fits well with the customer's existing workflows. As the MediaBin product matures in the market, it is expected that the need for the Company to provide these services will diminish and result in the Company's ability to achieve more MediaBin installations using fewer resources. At this time, the direct selling model will be augmented by expanding the sales channel to include a select set of System Integration partners. These partners will add value in the sale of MediaBin through services including integration into existing systems, training, installation, and, potentially, total system support. In many cases, the System Integrators will sell the product directly to end users, but they may in some cases act as aggregators and recommenders for the use of MediaBin to end users in the market.

Major Customers

     As discussed above, since the Company is refining its market to focus on users of high quality digital imaging systems, its major customers in the future will probably not be all of the ones that have contributed significantly in the past. During 2000, revenues from Digital Focus Media, Inc., Altamira Group, Inc., Ford Motor Company and eMajix.com, Inc were $680,000, $476,000, $280,000 and $251,000, respectively.

Research and Development/Patents

     During 1998, 1999 and 2000, the Company has spent $5,237,000, $4,891,000 and $3,641,000, respectively, in the research and development of new technologies, refining and improving its technologies and the customization of its technologies to the needs of specific customers. The Company expects that continued significant expenditures in this area will be necessary to successfully introduce new products and improve its core technology and no assurances can be made that these development efforts will be successful.

     Consistent with its emphasis on research and development, the Company maintains an aggressive patent filing program. To date, the Company holds 20 issued U.S. patents expiring in the period from 2009 through 2017 and holds an exclusive license to an additional issued U.S. patent expiring in 2007.

     The Company's patents and patent applications are intended to provide a degree of patent protection of the Company's technology as used in its MediaBin and associated products. The markets for these products are highly competitive, and the Company believes that its research and development efforts and resulting patents are essential to an effective market presence.

Employees

     The Company currently has approximately 50 full time employees based in its offices in Atlanta, Georgia. The Company also makes extensive use of independent contractors to fulfill short term specialized needs. In December 2000, the Company decided to dispose of its United Kingdom operation. As a result, the Company no longer has any employees in the United Kingdom.

ITEM 2.  PROPERTIES.

     The Company leases approximately 19,000 square feet of office space in Atlanta, Georgia for its corporate, sales and development operations. The lease runs through July 31, 2005.

     The Company leases approximately 3,000 square feet of office space near Reading, England which runs through June 27, 2012 with an option to terminate in June 2007. The Company has sublet all 3,000 square feet of this property through June 2007.

     The aggregate net monthly rental for these leased offices and facilities is currently approximately $34,000, and the Company's management believes that these facilities are adequate for its intended activities in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

     The nature of the Company's business exposes it to the risk of lawsuits for damages or penalties relating to, among other things, breach of contract, employment disputes and copyright, trademark or patent infringement. The Company is not currently a party to any pending material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.


     The Company's common stock had been traded on the Oslo Stock Exchange (OSE) since October 1, 1997. Prior to that time there was no established market for the shares. The Company has not registered any securities with the United States Securities and Exchange Commission other than pursuant to its Form S-8 Registration Statement filed on December 9, 1998. Securities of the Company may not be offered for sale or sold in the U.S. or to or for the account or benefit of any U.S. person unless the securities are registered or an exemption from registration requirements is available.

     The Company's ticker symbol on the OSE is MBN.

     The price per share reflected in the table below represents the range of low and high closing sale prices for the Company's common stock as reported by the Oslo Stock Exchange for the periods indicated:

        Fiscal Period                    High Price                     Low Price
------------------------------   --------------------------   ------------------------------
      1/01/99 - 3/31/99                    $1.75                           $0.67
       4/1/99 - 6/30/99                     1.27                            0.81
       7/1/99 - 9/30/99                     1.14                            0.76
      10/1/99 - 12/31/99                    1.83                            0.45

      1/01/00 - 3/31/00                     4.95                            0.92
       4/1/00 - 6/30/00                     2.93                            1.68
       7/1/00 - 9/30/00                     3.42                            1.94
      10/1/00 - 12/31/00                    2.46                            1.14

     The closing sale price of the Company's common stock as reported by the Oslo Stock Exchange on December 31, 2000, was U.S. $1.32. The number of shareholders of record of the Company's common stock as of December 31, 2000, was approximately 2,200.

     The Company currently has 5,942,000 options and warrants outstanding to acquire common stock of the Company, of which 4,207,000 are currently exercisable.

     The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in the business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information set forth under the section entitled "Summary Consolidated Financial Data" in the Company's 2000 Annual Report to Shareholders is incorporated herein by reference and filed herewith as part of Exhibit 13.1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2000 Annual Report to Shareholders is incorporated herein by reference and filed herewith as a part of Exhibit 13.1.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Financial instruments that potentially subject the Company to significant concentrations of market risk consist principally of trade accounts receivable, accounts payable, and loans from shareholders.

     The Company considers its functional currency to be the U.S. dollar. The Company's United Kingdom subsidiary considers the British pound to be its functional currency. This subsidiary's assets and liabilities were translated at year-end rates of exchange and its revenues and expenses were translated at the average rates of exchange during the year. In December 2000, the Company decided to dispose of its United Kingdom operation.

     The Company believes that the potential effects of market risk is not material to its operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information set forth under the sections entitled "Selected Quarterly Operating Results", "Consolidated Financial Statements", "Notes to Consolidated Financial Statements" and "Report of Independent Auditors" in the Company's 2000 Annual Report to Shareholders are incorporated herein by reference and filed herewith as a part of Exhibit 13.1.

     Report of Independent Auditors.

     Consolidated Balance Sheets as of December 31, 2000 and 1999.
     Consolidated Statements of Operations for the years ended December 31,
       2000, 1999 and 1998.
     Consolidated Statements of Shareholders' Equity (Deficit) and Comprehensive
       Loss for the years ended December 31, 2000, 1999 and 1998.
     Consolidated Statements of Cash Flows for the years ended December 31,
       2000, 1999 and 1998.
     Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2000 under the caption "Election of Directors" and incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2000 under the caption "Executive Compensation" and is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2000 under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2000 under the caption "Certain Transactions" and is incorporated by reference herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

     1.  Financial Statements

     The financial statements of MediaBin, Inc. and reports of independent auditors as set forth under Item 8 of this report on Form 10-K are incorporated by reference herein.

     2.  Financial Statement Schedules

     The financial statement schedules of MediaBin, Inc. are included as a separate part of this report.

(b)  Reports on Form 8-K.  None.

(c) Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

   Exhibit
    Number                                                     Description
--------------  ---------------------------------------------------------------------------------------------------------
     3.1        Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit
                3.1 to the Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-24087) filed on
                March 30, 2000)
     3.2        Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company's
                Registration Statement on Form 10 (File No. 000-24087) filed on April 24, 1998, as amended)
     3.3        Articles of Amendment to Amended and Restated Articles of Incorporation
     4.1        Warrant for the Purchase of Shares of Common Stock of the Registrant issued to Mosvold Farsund AS dated
                May 31, 1996 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form
                10 (File No. 000-24087) filed on April 24, 1998, as amended)
    10.1        Lease between California State Teachers' Retirement System and the Registrant dated January 31, 1995 for premises situated at 3525 Piedmont Road, N.E., Seven Piedmont Center, Suite 600, Atlanta, Georgia 30305
                (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form 10 (File No.
                000-24087) filed on April 24, 1998, as amended)
    10.2        Lease between T.A. Fisher & Sons Limited and Iterated Systems Limited dated June 27, 1997 relating to land and office buildings forming Unit No. 32 at Wellington Business Park, Dukes Ride, Crowthorne,
                Berkshire (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10
                (File No. 000-24087) filed on April 24, 1998, as amended)
    10.3        Amended and Restated Executive Employment Agreement between the Registrant and John C. Bacon, dated as of February 16, 1998 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement
                on Form 10 (File No. 000-24087) filed on April 24, 1998, as amended)
    10.4        Employment Agreement between the Registrant and Alan D. Sloan, dated May 1, 1994, as amended
                (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form 10 (File No.
                000-24087) filed on April 24, 1998, as amended)
    10.5        Iterated Systems, Inc. 1994 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit
                10.5 to the Company's Registration Statement on Form 10 (File No. 000-24087) filed on April 24, 1998, as amended)
    10.6        Iterated Systems, Inc. Amended and Restated 1994 Directors Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form 10 (File No. 000-24087) filed on April
                24, 1998, as amended)
    13.1        The following financial information included within the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999:
                    (i)  Summary Consolidated Financial Data;
                   (ii)  Selected Quarterly Operating Results;
                  (iii)  Management's Discussion and Analysis of Financial Condition and Results of Operations;
                         and
                   (iv)  Financial Statements, Notes to Financial Statements, and Independent Auditor's Report.
      21        Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company's Registration
                Statement on Form 10 (File No. 000-24087) filed on April 24, 1998, as amended)
    23.1        Consent and Report as to Schedule of Ernst & Young LLP, Independent Auditors

(d)  Financial Statement Schedules.

     The following Financial Statement Schedule of MediaBin, Inc. for the years ended December 31, 2000, 1999 and 1998 is filed as a part of this report on Form 10-K and should be read in conjunction with the financial statements, and related notes thereto, of MediaBin, Inc.


                                 MediaBin, Inc.
                                  Schedule II
                       Valuation and Qualifying Accounts
                                 (in thousands)

          Valuation and Qualifying Accounts which are Deducted in the Balance Sheet from the Assets to which They Apply

                                                                Additions
                                                  ------------------------------------------
                               Balance at         Charged to Costs and         Charged to                         Balance at
                            Beginning of Year           Expenses             Other Accounts        Deductions     End of Year
                           -------------------   -----------------------   ------------------    --------------   ------------
Allowance for doubtful
 accounts:
  Year Ended:
   December 31, 2000           $     5                     $   24                    $0               $ (0)            $  29
   December 31, 1999                 6                         24                     0                (25)                5
   December 31, 1998                 9                          0                     0                 (3)                6


                                                                Additions
                                                  ------------------------------------------
                               Balance at         Charged to Costs and         Charged to                         Balance at
                            Beginning of Year           Expenses             Other Accounts        Deductions     End of Year
                           -------------------   -----------------------   ------------------    --------------   ------------

Valuation allowance for
 deferred  income tax
 assets:
  Year Ended:
   December 31, 2000             $14,154                   $2,663                    $0               $  0            $16,817
   December 31, 1999              10,985                    3,169                     0                  0             14,154
   December 31, 1998               6,862                    4,123                     0                  0             10,985

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MEDIABIN, INC.


                                    By: /s/ John C. Bacon
                                        -------------------------------------
                                        John C. Bacon
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)
                                          and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


               Signature                             Title                               Date
      /s/ John C. Bacon                   President, Chief Executive                  March 28, 2001
----------------------------------------  Officer; Director (Principal
          John C. Bacon                   Executive Officer)


      /s/ Haines H. Hargrett              Chief Financial Officer,                    March 28, 2001
----------------------------------------  (Principal Financial Officer;
          Haines H. Hargrett              Principal Accounting Officer)


     /s/ John R. Festa                    Director and Vice Chairman of the           March 28, 2001
----------------------------------------  Board of Directors
         John R. Festa


      /s/ Terje Mikalsen                  Director                                    March 28, 2001
----------------------------------------
          Terje Mikalsen


      /S/ Alan D. Sloan                   Executive Vice President and                March 28, 2001
----------------------------------------  Director
          Alan D. Sloan


   /s/ Asmund R. Slogedal                 Director and Chairman of the                March 28, 2001
----------------------------------------  Board of Directors
       Asmund R. Slogedal
