Form 10-Q
period 2001-03-31
MEDIABIN INC
filed 2001-05-07
CIK 924546

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[Mark One]
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                      OR

   [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                        Commission File Number: 0-24087

                                MediaBin, Inc.
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of the Registrant's capital stock as of March 31, 2001, the latest practicable date, is as follows: 17,529,607 shares of common stock, $.01 par value.

================================================================================

                                MEDIABIN, INC.

                               TABLE OF CONTENTS

                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets
             as of March 31, 2001 (unaudited) and December 31, 2000

         Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000 (unaudited)

         Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000 (unaudited)

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

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

Signatures.

                                    PART I
                             Financial Information

Item 1.  Financial Statements.

                                MediaBin, Inc.
                     Condensed Consolidated Balance Sheets

                                                                          March 31,       December 31,
                                                                            2001              2000
                                                                      -----------------------------------
Assets                                                                   (unaudited)
Current assets
     Cash and equivalents                                              $      334,600    $     698,900
     Accounts receivable                                                      296,900          612,500
     Prepaid expenses and other assets                                         84,200          111,100
                                                                      -----------------------------------
Total current assets                                                          715,700        1,422,500

Property and equipment
     Computer equipment and software                                        3,088,000        3,001,800
     Furniture and equipment                                                  403,100          403,200
     Leasehold improvements                                                   145,500          145,500
                                                                      -----------------------------------
          Total property and equipment                                      3,636,600        3,550,500
     Accumulated depreciation                                              (3,168,500)      (3,119,900)
                                                                      -----------------------------------
Net property and equipment                                                    468,100          430,600

Other assets                                                                   22,100           22,100
                                                                      -----------------------------------
Total assets                                                           $    1,205,900    $   1,875,200
                                                                      ===================================

Liabilities and shareholders' equity (deficit)
Current liabilities
     Accounts payable                                                  $      453,900    $     505,200
     Accrued liabilities                                                      339,300          307,500
     Deferred revenue                                                         114,300          105,100
     Current maturities of loans from shareholders                          1,333,300          708,300
     Current maturities of capitalized leases                                  38,100           43,600
     Other current liabilities                                                128,000           86,000
                                                                      -----------------------------------
Total current liabilities                                                   2,406,900        1,755,700

Non-current liabilities
     Loans from shareholders                                                4,666,700        3,791,700
     Capitalized leases                                                             0            1,400
                                                                      -----------------------------------
Total non-current liabilities                                               4,666,700        3,793,100

 Shareholders' equity (deficit)
     Common stock                                                             175,300          175,300
     Additional paid-in capital                                            31,812,800       31,812,800
     Accumulated deficit                                                  (37,855,800)     (35,661,700)
                                                                      -----------------------------------
Total shareholders' equity (deficit)                                       (5,867,700)      (3,673,600)
                                                                      -----------------------------------
Total liabilities and shareholders' equity (deficit)                  $     1,205,900    $   1,875,200
                                                                      ===================================

See accompanying notes.

                                MediaBin, Inc.
                Condensed Consolidated Statements of Operations
                                  (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                            ---------------------------------
                                                 2001                2000
                                            -------------       -------------
Revenue:
     License                                $    216,800             812,400
     Services                                    131,100               3,600
                                            -------------       -------------
        Total revenue                            347,900             816,000

Cost of revenue                                   56,000              40,400
                                            -------------       -------------

Gross Margin                                     291,900             775,600

Operating expenses:
     Sales and marketing                         864,800             853,300
     Research and development                    997,800             926,600
     General and administrative                  498,500             431,700
                                            -------------       -------------
        Total operating expenses               2,361,100           2,211,600

Operating loss                                (2,069,200)         (1,436,000)

Other income (expense):
     Interest income                               8,800              24,500
     Interest expense                           (133,600)                  0
                                            -------------       -------------
         Total other income (expense)           (124,800)             24,500
                                            -------------       -------------

Net loss                                    $ (2,194,000)       $ (1,411,500)
                                            =============       =============

Basic and diluted net loss per share        $      (0.13)       $      (0.08)
                                            =============       =============
Weighted average shares outstanding -
          basic and diluted                   17,529,600          17,526,300
                                            =============       =============

See accompanying notes.

                                MediaBin, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)


                                                                   Three Months Ended March 31,
                                                            --------------------------------------------
                                                                    2001                  2000
                                                            --------------------------------------------
Operating activities
Net loss                                                     $      (2,194,000)    $      (1,411,500)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization                                         48,600                85,700
  Loss on disposal of equipment                                              0                 4,600
  Changes in operating assets and liabilities
   Accounts receivable                                                 315,600               159,900
   Prepaid expenses and other assets                                    26,900               (90,900)
   Accounts payable                                                    (51,300)              (68,100)
   Accrued expenses                                                     31,800                94,900
   Deferred revenue                                                      9,200                69,500
   Other liabilities                                                    42,000                (8,600)
                                                            --------------------------------------------
Net cash used in operating activities                               (1,771,200)           (1,164,500)

Investing activities
Purchases of property and equipment                                    (86,200)              (39,700)
Proceeds from sale of property and equipment                                 0                 9,600
                                                            --------------------------------------------
Net cash used in investing activities                                  (86,200)              (30,100)

Financing activities
Proceeds of loans from shareholders                                  1,500,000                     0
Payments on capital lease obligations                                   (6,900)                    0
Issuance of common stock                                                     0               258,800
                                                            --------------------------------------------
Net cash provided by financing activities                            1,493,100               258,800

Effect of exchange rate fluctuation on cash                                  0                (1,200)
                                                            --------------------------------------------
Decrease in cash and cash equivalents                                 (364,300)             (937,000)
Cash and cash equivalents at beginning of period                       698,900             2,288,300
                                                            --------------------------------------------
Cash and cash equivalents at end of period                   $         334,600     $       1,351,300
                                                            ============================================

See accompanying notes.

                                MediaBin, Inc.
             Notes to Condensed Consolidated Financial Statements
                                March 31, 2001
                                  (unaudited)

1.   Presentation of Interim Information

         The accompanying condensed consolidated financial statements include all adjustments consisting of normal recurring adjustments that MediaBin, Inc. and its wholly owned subsidiary, Iterated Systems, Limited (collectively, the "Company") consider necessary for a fair presentation of its unaudited results of operations for the three months ended March 31, 2001 and 2000. Results for the three months ended March 31, 2001 are not necessarily indicative of the results for the year.

2.   Basis of Presentation

         The consolidated financial statements include the accounts of the Company and its wholly owned United Kingdom subsidiary, Iterated Systems Limited ("ISL"). Significant intercompany accounts and transactions have been eliminated in consolidation. In December 2000, the Company decided to cease operations in the United Kingdom and either sell or close down ISL and has recorded all expected costs as of December 31, 2000. The Company does not expect to incur material costs in the future relating to this disposal.

3.   Loan Agreements

         From March 2000 through March 2001, the Company has entered into a series of loan agreements with two major corporate shareholders for loans requiring the repayment of $6,000,000 in principal along with interest at prime plus 1%. One of these lenders is controlled by a member of our Board of Directors. In the event the Company sells additional shares of common stock in excess of $2,000,000, the balance of the loans outstanding will automatically convert into common stock at a discount of 25% from the price per share of the offering.

         Since April 1, 2001, the Company has borrowed an additional $500,000 from one of these lenders on the same repayment terms.

4.   Sales of Common Stock

         In November 1999, the Company sold shares of common stock on the Oslo Stock Exchange, resulting in net proceeds to the Company of $1,788,300. In a continuation of the 1999 offering, the Company received an additional $258,800 in January 2000.

5.   Segment Information

         In accordance with the requirements of Financial Accounting Standards Board Statement No. 131, Disclosure About Segments of an Enterprise and Related Information ("SFAS 131"), the following disclosure represents the information required by SFAS 131 when evaluating the operating performance of its business units. The information reviewed by management includes the operating revenue, net loss and identifiable assets for the Company's two geographic areas, the United States and the United Kingdom. Both operating segments have been involved in developing and marketing patented digital image science technology. The identifiable assets of the United States geographic area exclude inter-company accounts receivable. In December 2000, the Company decided to dispose of its United Kingdom operations and has recorded all expected costs of selling or closing down operations as of December 31, 2000.

                                            Three Months Ended
                                                 March 31,
                                          2001                2000
                                     --------------      -------------
   Operating revenue
        United States                $     347,900       $    813,600
        United Kingdom                           0              2,400
                                     --------------      -------------
                                     $     347,900       $    816,000
                                     ==============      =============

   Net loss
        United States                $  (2,194,000)      $ (1,296,900)
        United Kingdom                          (0)          (115,100)
                                     --------------      -------------
                                     $  (2,194,000)      $ (1,412,000)
                                     ==============      =============


                                      At March 31,        At March 31,

                                         2001               2000
                                     -------------       ------------
   Identifiable assets
        United States                $  1,205,900        $ 1,948,800
        United Kingdom                     82,400                  0
                                     -------------       ------------
                                     $  1,205,900        $ 2,031,200
                                     =============       ============


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

7.   Reclassifications

         Certain amounts in the prior period presentation have been reclassified to conform to the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

         Certain of the information included in the Report, including statements regarding the Company's growth and operating strategy, liquidity and capital expenditures, and trends in the Company's industry, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Examples of words indicating forward-looking statements include "anticipate," "believe', "expect," "goal," "plan," "intend," "estimate," "may," and "will", or similar words. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment that may cause actual results to be materially different from any future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect the Company's future results, please see Exhibit 99.1 to this Report.

Overview

         Historically, the Company has derived its revenues from software license fees, services and packaged software products. The Company expects that its revenues from packaged software products will continue to decline as business efforts are focused on developing and licensing the Company's MediaBin software to users of high quality digital image systems. The Company believes that the majority of its future revenues will be derived from license, service and maintenance fees on its MediaBin software.

         The Company recognizes license fee revenues when its software products are delivered and collectibility of fees is probable, provided no significant obligations remain under the contract. Revenue from service fees is recognized as the services are provided. Maintenance fee revenue is recognized pro-rata throughout the period covered by the maintenance agreement.

Financial Condition

         In September 1997 and November 1999, the Company sold shares of common stock on the Oslo Stock Exchange, resulting in combined net proceeds to the Company of $20,367,000. In a continuation of the 1999 offering, the Company raised an additional $259,000 in January 2000.

         From March 2000 through March 2001, the Company has entered into a series of loan agreements with two major corporate shareholders for loans requiring the repayment of $6,000,000 in principal along with interest at prime plus 1%. One of these lenders is controlled by a member of our Board of Directors. In the event the Company sells additional shares of common stock in excess of $2,000,000, the balance of the loans outstanding will automatically convert into common stock at a discount of 25% from the price per share of the offering.

         Since April 1, 2001, the Company has borrowed an additional $500,000 from one of these lenders on the same repayment terms.

         The Company has not registered any securities with the U.S. Securities and Exchange Commission under the Securities Act of 1933, as amended, other than pursuant to its Form S-8 Registration Statements filed on December 9, 1998 and May 24, 1999. Securities of the Company may not be offered for sale or sold in the U.S., or to or for the account or benefit of any "U.S. person" (as defined in the Securities Act), unless the securities are registered under the Securities Act or an exemption from such registration requirements is available.

Liquidity and Capital Resources

         In the first three months of 2001 and 2000, the Company used cash in operating activities of $1,771,200 and $1,164,500, respectively. The funding for Company operations in 2001 has been generated primarily by the proceeds from the loans from shareholders, and this has enabled the Company to meet its obligations despite negative cash flows. However, the Company will not be able to depend solely on existing funds to meet its planned obligations during 2001. The Company expects to significantly increase revenues in 2001 but does not expect these revenues to exceed expenses because it will be continuing to grow both its sales and marketing and product development efforts. The Company will need to seek additional investment capital in order to fund operations in 2001. The Company may also be required to undertake certain cost-cutting measures in 2001 that could slow down its research and development efforts. It is not possible to predict the outcome of the Company's efforts and there can be no assurance that the Company will be successful in increasing revenues or obtaining financing sufficient to fund its operations.

         In the first three months of 2001 and 2000, investing activities used cash of $86,200 and $30,100, respectively, to purchase computer equipment.

         In the first three months of 2001 and 2000, financing activities provided funds of $1,493,100 and $258,800, respectively. In 2001, cash provided by financing activities was from loans from shareholders, while in 2000, cash was provided from proceeds of the Company's offering of common stock.

Results of Operations

Three Months Ended March 31, 2001, Compared to Three Months Ended March 31, 2000

         Revenue. Revenue decreased by 57% to $347,900 in the first three months of 2001 from $816,000 in the first three months of 2000. This decrease is primarily the result of two one-time non-MediaBin technology licenses completed in 2000. Revenue from MediaBin licenses and services, our core business, increased 208% to in the first three months of 2001 over the first three months of 2000.

         Cost of Revenue. Cost of revenue increased by 39% to $56,000 in the first three months of 2001 from $40,400 in the first three months of 2000. This increase was primarily due to an increase in providing consulting and support services to new MediaBin customers.

         Sales and Marketing. Sales and marketing expenses increased by 1% to $864,800 in the first three months of 2001 from $853,300 in the first three months of 2000. This slight increase resulted primarily from the start-up of our market development effort, increased salaries in the sales department and increased marketing costs associated with trade shows and promotions, which costs offset the savings from cessation of operations of the Company's United Kingdom subsidiary.

         Research and Development. Research and development expenses increased by 8% to $997,800 in the first three months of 2001 from $926,600 in the first three months of 2000. This increase resulted primarily from increased costs of quality assurance and product management that more than offset the decreased costs expended in consultants used for the detailed development of the MediaBin platform in 2000. Quality assurance costs relate to the increased level of testing necessary before the MediaBin product is delivered to customers. Product management costs relate to the close control over the addition of features and enhancements to the MediaBin platform that is required to ensure that the enhancements are those that provide maximum value to our customers.

         General and Administrative. General and administrative expenses increased by 15% to $498,500 in the first three months of 2001 from $431,700 in the first three months of 2000. This is primarily due to an increased level of internal technical services necessary to manage and support the growth of the business.

         Interest Income. Interest income decreased by 64% to $8,800 in the first three months of 2001 from $24,500 in the first three months of 2000. The decrease is due to the lower levels of interest earned during 2001 on cash equivalents that the Company held from the proceeds of its public offering of common stock.

         Interest Expense. Interest expense increased to $133,600 in the first three months of 2001 from $0 in the first three months of 2000. The increase is primarily due to the increase in loans from shareholders.

New Accounting Pronouncements

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. The Company recognizes revenue in accordance with SAB 101 and no changes were required upon adoption.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable, loans from shareholders and accounts payable.

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

         The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable, and notes payable approximate their estimated fair values. The Company's management has examined the Company's exposures to these risks and has concluded that none of the Company's exposures in these areas is material to fair values, cash flows or earnings.

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings.
         None.

Item 2.  Changes in Securities.
         None

Item 3.  Defaults Upon Senior Securities.
         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         None.

Item 5.  Other Information.
         None

Item 6.  Exhibits and Reports on Form 8-K.
         (a)      Exhibits
                  The following exhibit is filed with this Report:
                  Exhibit 99.1      Risk Factors

         (b)      Reports on Form 8-K.
                  The Company filed a Current Report on Form 8-K on February 14, 2001, which disclosed under Item 5 of the Report, the Company's name change from Iterated Systems, Inc. to MediaBin, Inc.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MEDIABIN, INC.



Date: May 7, 2001                           /s/ John C. Bacon
     ----------------------                ------------------------------------
                                            John C. Bacon
                                            President and Chief Executive
                                            Officer (Principal Executive
                                            Officer) and Director



Date: May 7, 2001                           /s/ Haines H. Hargrett
     ----------------------                ------------------------------------
                                            Haines H. Hargrett
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)