Form 10-Q
period 2001-06-30
MEDIABIN INC
filed 2001-08-13
CIK 924546

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[Mark One]
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of the Registrant's capital stock as of June 30, 2001, the latest practicable date, is as follows: 17,529,607 shares of common stock, $.01 par value.

================================================================================

                                MEDIABIN, INC.

                               TABLE OF CONTENTS

                                    PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements.

        Condensed Consolidated Balance Sheets
         as of June 30, 2001 (unaudited) and December 31, 2000

        Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2001 and 2000 (unaudited)

        Condensed Consolidated Statements of Cash Flows for the three months and six months ended June 30, 2001 and 2000 (unaudited)

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

Item 3. Defaults Upon Senior Securities.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 5. Other Information.

Item 6. Exhibits and Reports on Form 8-K.

Signatures.

                                    PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements.

                                MediaBin, Inc.
                     Condensed Consolidated Balance Sheets

                                                             June 30,      December 31,
                                                               2001            2000
                                                          -------------    ------------
                                                           (unaudited)
Assets
Current assets
  Cash and equivalents                                    $  1,419,900     $    698,900
  Accounts receivable                                          690,600          612,500
  Prepaid expenses and other assets                            177,700          111,100
                                                          ------------     ------------
Total current assets                                         2,288,200        1,422,500

Property and equipment
  Computer equipment and software                            3,133,400        3,001,800
  Furniture and equipment                                      403,200          403,200
  Leasehold improvements                                       146,300          145,500
                                                          ------------     ------------
      Total property and equipment                           3,682,900        3,550,500
  Accumulated depreciation                                  (3,214,600)      (3,119,900)
                                                          ------------     ------------
Net property and equipment                                     468,300          430,600

Other assets                                                    21,000           22,100
                                                          ------------     ------------
Total assets                                              $  2,777,500     $  1,875,200
                                                          ============     ============

Liabilities and shareholders' equity
Current liabilities
  Accounts payable                                        $    591,200     $    505,200
  Accrued liabilities                                          432,700          307,500
  Deferred revenue                                             179,500          105,100
  Current maturities of loans from shareholders              2,104,200          708,300
  Current maturities of capitalized leases                      27,000           43,600
  Other current liabilities                                    149,200           86,000
                                                          ------------     ------------
Total current liabilities                                    3,483,800        1,755,700

Non-current liabilities
  Loans from shareholders                                    7,145,800        3,791,700
  Capitalized leases                                                 0            1,400
                                                          ------------     ------------
Total non-current liabilities                                7,145,800        3,793,100

Shareholders' equity (deficit)
  Common stock                                                 175,300          175,300
  Additional paid-in capital                                31,832,600       31,812,800
  Accumulated deficit                                      (39,860,000)     (35,661,700)
                                                          ------------     ------------
Total shareholders' equity (deficit)                        (7,852,100)      (3,673,600)
                                                          ------------     ------------
Total liabilities and shareholders' equity (deficit)      $  2,777,500     $  1,875,200
                                                          ============     ============

See accompanying notes.

                                MediaBin, Inc.
                Condensed Consolidated Statements of Operations
                                  (unaudited)

                                                       Three Months Ended                 Six Months Ended
                                                            June 30,                          June 30,
                                                   --------------------------        --------------------------
                                                      2001           2000               2001           2000
                                                   -----------    -----------        -----------    -----------
Revenue:
  License                                          $   561,700    $   576,600        $   778,500    $ 1,389,000
  Service                                              147,200          3,700            278,300          7,300
                                                   -----------    -----------        -----------    -----------
      Total revenue                                    708,900        580,300          1,056,800      1,396,300

Cost of revenue                                         93,200         83,700            149,200        124,100
                                                   -----------    -----------        -----------    -----------

Gross margin                                           615,700        496,600            907,600      1,272,200

Operating expense:
  Sales and marketing                                  935,700        613,600          1,800,500      1,372,700
  Research and development                             943,800        845,800          1,941,600      1,747,400
  General and administrative                           594,100        464,100          1,092,600      1,015,000
                                                   -----------    -----------        -----------    -----------
      Total operating expense                        2,473,600      1,923,500          4,834,700      4,135,100

Operating loss                                      (1,857,900)    (1,426,900)        (3,927,100)    (2,862,900)

Other income (expense):
  Interest income                                        3,800         25,500             12,600         50,000
  Interest expense                                    (150,300)       (26,500)          (283,900)       (26,500)
                                                   -----------    -----------        -----------    -----------
      Total other income (expense)                    (146,500)        (1,000)          (271,300)        23,500
                                                   -----------    -----------        -----------    -----------
Net loss                                           $(2,004,400)   $(1,427,900)       $(4,198,400)   $(2,839,400)
                                                   ===========    ===========        ===========    ===========
Basic and diluted loss per share                   $     (0.11)   $     (0.08)       $     (0.24)   $     (0.16)
                                                   ===========    ===========        ===========    ===========

Weighted average shares
 outstanding- basic and diluted                     17,529,600     17,528,600         17,529,600     17,527,200
                                                   ===========    ===========        ===========    ===========

See accompanying notes.

                                MediaBin, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                              Six Months Ended June 30,
                                                            -----------------------------
                                                               2001              2000
                                                            -----------       -----------
Operating activities
Net loss                                                    $(4,198,400)      $(2,839,400)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Depreciation and amortization                                  94,700           133,200
  Loss on disposal of equipment                                       0            16,600
  Changes in operating assets and liabilities:
    Accounts receivable                                         (78,100)          (10,800)
    Prepaid expenses and other assets                           (66,300)           (7,800)
    Accounts payable                                             86,000          (135,200)
    Accrued expenses                                            126,100           114,400
    Deferred revenue                                             74,400            49,100
    Other liabilities                                            63,300            11,900
                                                            -----------       -----------
Net cash used in operating activities                        (3,898,300)       (2,668,000)

Investing activities
Purchases of property and equipment                            (132,500)          (85,000)
Proceeds from sale of property and equipment                          0             9,600
Purchases of short-term investments                                   0          (500,000)
                                                            -----------       -----------
Net cash used in investing activities                          (132,500)         (575,400)

Financing activities
Proceeds of loans from shareholders                           4,750,000         2,000,000
Payments on capital lease obligations                           (18,000)                0
Issuance of common stock/warrants                                19,800           262,100
                                                            -----------       -----------
Net cash provided by financing activities                     4,751,800         2,262,100

Effect of exchange rate fluctuation on cash                           0           (10,900)
                                                            -----------       -----------
Decrease in cash and cash equivalents                           721,000          (992,200)
Cash and cash equivalents at beginning of period                698,900         2,288,300
                                                            -----------       -----------
Cash and cash equivalents at end of period                  $ 1,419,900       $ 1,296,100
                                                            ===========       ===========

Non-cash investing and financing activities
  Equipment acquired through capital lease                  $         0       $    33,500
                                                            ===========       ===========

See accompanying notes.

                                MediaBin, Inc.
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 2001
                                  (unaudited)

1.  Presentation of Interim Information

     The accompanying condensed consolidated financial statements include all adjustments consisting of normal recurring adjustments that MediaBin, Inc. and its wholly owned subsidiary, Iterated Systems, Limited (collectively, the "Company") consider necessary for a fair presentation of its unaudited results of operations for the three and six months ended June 30, 2001 and 2000. Results for the three and six months ended June 30, 2001 are not necessarily indicative of the results for the year.

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

3.  Loan Agreements

     From March 2000 through June 2001, the Company has entered into a series of loan agreements with two major corporate shareholders for loans requiring the repayment of $9,250,000 in principal along with interest at prime plus 1%. One of these lenders is controlled by a member of our Board of Directors. In the event the Company sells additional shares of common stock in excess of $2,000,000, $6,500,000 of the loans outstanding will automatically convert into common stock at a discount of 25% from the price per share of the offering and $2,750,000 may be converted under the same terms and conditions at the option of the lenders.

4.  Sales of Common Stock

     In November 1999, the Company sold shares of common stock on the Oslo Stock Exchange, resulting in net proceeds to the Company of $1,788,300. In a continuation of the 1999 offering, the Company received an additional $262,100 in January 2000.

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

                                      Three Months Ended               Six Months Ended
                                            June 30,                        June 30,
                                      2001           2000             2001           2000
                                  -----------    -----------      -----------    -----------
Operating revenue
  United States                   $   708,900    $   424,600      $ 1,056,800    $ 1,237,600
  United Kingdom                            0        155,700                0        158,700
                                  -----------    -----------      -----------    -----------
                                  $   708,900    $   580,300      $ 1,056,800    $ 1,396,300
                                  ===========    ===========      ===========    ===========

Net income (loss)
  United States                   $(2,004,400)   $(1,516,500)     $(4,198,400)   $(2,813,500)
  United Kingdom                            0         88,600                0        (25,900)
                                  -----------    -----------      -----------    -----------
                                  $(2,004,400)   $(1,427,900)     $(4,198,400)   $(2,839,400)
                                  ===========    ===========      ===========    ===========

Identifiable assets, net
  United States                   $ 2,777,500    $ 2,508,100      $ 2,777,500    $ 2,508,100
  United Kingdom                            0         73,800                0         73,800
                                  -----------    -----------      -----------    -----------
                                  $ 2,777,500    $ 2,581,900      $ 2,777,500    $ 2,581,900
                                  ===========    ===========      ===========    ===========

7.  Comprehensive Income

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

8.  Reclassifications

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

Financial Condition

     In September 1997 and November 1999, the Company sold shares of its common stock on the Oslo Stock Exchange, resulting in combined net proceeds to the Company of $20,367,000. In a continuation of the 1999 offering, the Company raised an additional $259,000 in January 2000.

     From March 2000 through June 2001, the Company has entered into a series of loan agreements with two major corporate shareholders for loans requiring the repayment of $9,250,000 in principal along with interest at prime plus 1%. One of these lenders is controlled by a member of our Board of Directors. In the event the Company sells additional shares of common stock in excess of $2,000,000, $6,500,000 of the loans outstanding will automatically convert into common stock at a discount of 25% from the price per share of the offering and $2,750,000 may be converted under the same terms and conditions at the option of the lenders.

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

Liquidity and Capital Resources

     In the first six months of 2001 and 2000, the Company used cash in operating activities of $3,898,300 and $2,668,000, respectively. The funding for Company operations in 2001 has been generated primarily by the proceeds from the loans from shareholders, and this has enabled the Company to meet its obligations despite negative cash flows. However, the Company will not be able to depend solely on existing funds to meet its planned obligations during 2001. The Company expects to significantly increase revenues in 2001 but does not expect these revenues to exceed expenses because it plans to continue expansion of both its sales and marketing and its product development efforts. The Company will need to seek additional investment capital in order to fund operations in 2001. The Company may also be required to undertake certain cost-cutting measures in 2001 that could slow down its research and development efforts. It is not possible to predict the outcome of the Company's efforts and there can be no assurance that the Company will be successful in increasing revenues or obtaining financing sufficient to fund its operations.

     In the first six months of 2001 and 2000, investing activities used cash of $132,500 and $575,400, respectively. In 2001, cash used in investing activities was primarily for the purchase of computers, while in 2000, cash used in investing activities was to purchase computer equipment and to purchase short-term investments.

     In the first six months of 2001 and 2000, financing activities provided funds of $4,751,800 and $2,262,100, respectively. In 2001, cash provided by financing activities was from loans from shareholders, while in 2000, cash provided by financing activities was from both loans from shareholders and proceeds of the Company's offering of common stock.

Results of Operations

Three Months Ended June 30, 2001, Compared to Three Months Ended June 30, 2000

     Revenue. Revenue increased by 22% to $708,900 in the three months ended June 30, 2001, from $580,300 in the same period in 2000. This increase is the result of an increase of 44% in revenue from MediaBin products and services and a decline of 60% in revenue from our non-core products.

     Cost of Revenue. Cost of revenue increased by 11% to $93,200 in the three months ended June 30, 2001 from $83,700 in the same period in 2000. This increase was due to increased software royalty fees and personnel costs related to increased MediaBin license and service revenue.

     Sales and Marketing. Sales and marketing expenses increased by 52% to $935,700 in the three months ended June 30, 2001 from $613,600 in the same period in 2000. This increase resulted primarily from increased costs related to expansion of our sales force (from four sales representatives in 2000 to seven representatives in 2001) and the start-up of our market development department.

     Research and Development. Research and development expenses increased by 12% to $943,800 in the three months ended June 30, 2001 from $845,800 in the same period in 2000. This increase resulted primarily from increased costs of quality assurance and product management. Quality assurance costs relate to the increased level of testing necessary before the MediaBin product is delivered to customers. Product management costs relate to the close control over the addition of features and enhancements to the MediaBin platform that is required to ensure that the enhancements are those that provide maximum value to our customers.

     General and Administrative. General and administrative expenses increased by 28% to $594,100 in the three months ended June 30, 2001 from $464,100 in the same period in 2000. This increase was primarily due to an increase in salaries, as one vacant position from 2000 was filled in 2001, and an increase in taxes and licenses that resulted from a credit in 2000 due to refund of taxes previously paid under protest.

     Interest Income. Interest income decreased by 85% to $3,800 in the three months ended June 30, 2001 from $25,500 in the same period in 2000. The decrease is due to the lower levels of interest earned during 2001 on cash equivalents that the Company held from the proceeds of its public offering of common stock.

     Interest Expense. Interest expense increased by 467% to $150,300 in the three months ended June 30, 2001 from $26,500 in the same period in 2000. The increase is due to the increase in loans from shareholders.

Six Months Ended June 30, 2001, Compared to Six Months Ended June 30, 2000

     Revenue. Revenue decreased by 24% to $1,056,800 in the first six months of 2001 from $1,396,300 in the first six months of 2000. This decrease is the result of two one-time non-MediaBin technology licenses completed in 2000. Revenue from MediaBin licenses and services, our core business, increased 85% in the first six months of 2001 over the first six months of 2000, while non-core revenues decreased by 86% during the same period.

     Cost of Revenue. Cost of revenue increased by 20% to $149,200 the first six months of 2001 from $124,100 in the first three six of 2000. This increase was due to increased software royalty fees and personnel costs related to an increased level of MediaBin license and service revenue.

     Sales and Marketing. Sales and marketing expenses increased by 31% to $1,800,500 in the first six months of 2001 from $1,372,700 in the first six months of 2000. This increase resulted primarily from increased compensation expense related to expansion of our sales force (from four sales representatives in 2000 to seven representatives in 2001) and the start-up of our market development department.

     Research and Development. Research and development expenses increased by 11% to $1,941,600 in the first six months of 2001 from $1,747,400 in the first six months of 2000. This increase resulted primarily from increased costs of quality assurance and product management. Quality assurance costs relate to the increased level of testing necessary before the MediaBin product is delivered to customers. Product management costs relate to the close control over the addition of features and enhancements to the MediaBin platform that is required to ensure that the enhancements are those that provide maximum value to our customers.

     General and Administrative. General and administrative expenses increased by 8% to $1,092,600 in the first six months of 2001 from $1,015,000 in the first six months of 2000. This increase was primarily due to an increase in salaries, as one vacant position from 2000 was filled in 2001, and an increase in taxes and licenses that resulted from a credit in 2000 due to refund of taxes previously paid under protest.

     Interest Income. Interest income decreased by 75% to $12,600 in the first six months of 2001 from $50,000 in the first six months of 2000. The decrease is due to the lower levels of interest earned during 2001 on cash equivalents that the Company held from the proceeds of its public offering of common stock.

     Interest Expense. Interest expense increased by 971% to $283,900 in the first six months of 2001 from $26,500 in the first six months of 2000. The increase is primarily due to the increase in loans from shareholders.

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

Business Combinations

    In July, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 prohibits the use of the pooling-of-interests method for business combinations and establishes criteria for the recognition of intangible assets separately from goodwill. The statement is effective June 30, 2001. SFAS 142 requires testing of goodwill and indefinite lived intangible assets for impairment rather than amortize them. The statement will be effective for fiscal years beginning after December 15, 2001. The new standards are not expected to have a significant impact on the Company's financial statements.


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

Item 1.  Legal Proceedings.
     None.

Item 2.  Changes in Securities.
     None

Item 3.  Defaults Upon Senior Securities.
     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Shareholders was held on May 9, 2001 at which time certain matters were submitted to such shareholders for a vote. Below is a brief description of each such matter as well as the number of shares represented at a meeting and entitled to vote and voting for, against or abstaining as to each matter.

     The shareholders elected the following persons to serve a one-year term as members of the Company's Board of Directors:

                              Shares             Shares
                               For              Withheld
                              ------            --------
Nominees:

John C. Bacon                  99.9%               0.1%
John R. Festa                  99.9%               0.1%
Terje Mikalsen                 99.9%               0.1%
Alan D. Sloan                  99.9%               0.1%

Asmund R. Slogedal             99.9%               0.1%

     The shareholders approved the adoption of the MediaBin 2001 Stock Option Plan.

     Shares                           Shares                       Shares
      For                            Against                     Abstaining
     ------                          -------                     ----------

      79.2%                            0.0%                         20.8

     The shareholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ended December 31, 2001.

     Shares                           Shares                       Shares
      For                            Against                     Abstaining
     ------                          -------                     ----------

      99.9%                            0.0%                          0.1%

Item 5.  Other Information.

     Subsequent Event. On August 1, 2001, the Company announced that David P. Moran will succeed John C. Bacon as President and Chief Executive Officer of the Company effective September 1, 2001. Mr. Bacon, who has served as MediaBin's President and Chief Executive Officer since February 1998, will become Chairman of the Board, replacing Asmund R. Slogedal, who will continue to serve as a member of the Board of Directors.

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


Date:  August 13, 2001                 /s/  John C. Bacon
       ---------------                 ------------------
                                       John C. Bacon
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)
                                       and Director


Date:  August 13, 2001                 /s/  Haines H. Hargrett
       ---------------                 -----------------------
                                       Haines H. Hargrett
                                       Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)