Form 10-Q
period 2001-09-30
MEDIABIN INC
filed 2001-11-14
CIK 924546

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[Mark One]
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of the Registrant's capital stock as of September 30, 2001, the latest practicable date, is as follows: 17,529,607 shares of common stock, $.01 par value.

--------------------------------------------------------------------------------

                                 MEDIABIN, INC.

                                   FORM 10-Q

                       QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets
                  as of September 30, 2001 (unaudited) and December 31, 2000

         Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2001 and 2000 (unaudited)

         Condensed Consolidated Statements of Cash Flows for the three months and nine months ended September 30, 2001 and 2000 (unaudited)

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

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

Signatures.

                                     PART I
                              FINANCIAL INFORMATION
Item 1.  Financial Statements.


                                 MediaBin, Inc.
                      Condensed Consolidated Balance Sheets


                                                         September 30,       December 31,
                                                              2001               2000
                                                        -----------------  -----------------
Assets                                                    (unaudited)

Current assets
     Cash and equivalents                                   $      7,300       $    698,900
     Accounts receivable                                         483,800            612,500
     Prepaid expenses and other assets                           134,900            111,100
                                                        -----------------  -----------------
Total current assets                                             626,000          1,422,500

Property and equipment
     Computer equipment and software                           3,140,800          3,001,800
     Furniture and equipment                                     404,000            403,200
     Leasehold improvements                                      152,000            145,500
                                                        -----------------  -----------------
          Total property and equipment                         3,696,800          3,550,500
     Accumulated depreciation                                 (3,260,300)        (3,119,900)
                                                        -----------------  -----------------
Net property and equipment                                       436,500            430,600

Other assets                                                      21,000             22,100

                                                        -----------------  -----------------
Total assets                                                $  1,083,500       $  1,875,200
                                                        =================  =================

Liabilities and shareholders' deficit
Current liabilities
     Accounts payable                                       $    600,300       $    505,200
     Accrued liabilities                                         414,000            307,500
     Deferred revenue                                            157,700            105,100
     Current maturities of loans from shareholders             3,625,000            708,300
     Current maturities of capitalized leases                     15,500             43,600
     Other current liabilities                                   183,900             86,000
                                                        -----------------  -----------------
Total current liabilities                                      4,996,400          1,755,700

Non-current liabilities
     Loans from shareholders                                   6,375,000          3,791,700
     Capitalized leases                                                0              1,400
                                                        -----------------  -----------------
Total non-current liabilities                                  6,375,000          3,793,100

 Shareholders' deficit
     Common stock                                                175,300            175,300
     Additional paid-in capital                               31,832,600         31,812,800
     Accumulated deficit                                     (42,295,800)       (35,661,700)
                                                        -----------------  -----------------
Total shareholders' deficit                                  (10,287,900)        (3,673,600)

                                                        -----------------  -----------------
Total liabilities and shareholders' deficit                 $  1,083,500       $  1,875,200
                                                        =================  =================


See accompanying notes.

                                 MediaBin, Inc.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                             Three Months Ended                         Nine Months Ended
                                                               September 30,                              September 30,
                                                    -------------------------------------      ------------------------------------
                                                          2001                2000                   2001               2000
                                                    ------------------  -----------------      -----------------  -----------------
Revenue:
     License                                             $    254,500       $    250,000           $  1,033,000       $  1,414,900
     Service                                                  112,600            172,600                390,900            404,000
                                                    ------------------  -----------------      -----------------  -----------------
         Total revenue                                        367,100            422,600              1,423,900          1,818,900

Cost of revenue                                                74,100             73,500                223,300            197,600
                                                    ------------------  -----------------      -----------------  -----------------

Gross margin                                                  293,000            349,100              1,200,600          1,621,300

Operating expense:
     Sales and marketing                                      992,500            627,400              2,793,000          2,000,100
     Research and development                               1,016,100            884,800              2,957,700          2,632,200
     General and administrative                               539,500            435,000              1,632,100          1,450,000
                                                    ------------------  -----------------      -----------------  -----------------
         Total operating expenses                           2,548,100          1,947,200              7,382,800          6,082,300

Operating loss                                             (2,255,100)        (1,598,100)            (6,182,200)        (4,461,000)

Other income (expense):
     Interest income                                            3,900             19,300                 16,500             69,300
     Interest expense                                        (184,500)           (53,900)              (468,400)           (80,400)
                                                    ------------------  -----------------      -----------------  -----------------
         Total other income (expense)                        (180,600)           (34,600)              (451,900)           (11,100)
                                                    ------------------  -----------------      -----------------  -----------------
Net loss                                                 $ (2,435,700)      $ (1,632,700)          $ (6,634,100)      $ (4,472,100)
                                                    ==================  =================      =================  =================
Basic and diluted loss per share                         $      (0.14)      $      (0.09)          $      (0.38)      $      (0.26)
                                                    ==================  =================      =================  =================
Weighted average shares outstanding--
basic and diluted                                           17,529,600         17,529,100             17,529,600         17,528,000
                                                    ==================  =================      =================  =================

See accompanying notes.

                                 MediaBin, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                         Nine Months Ended September 30,
                                                       ------------------------------------
                                                             2001               2000
                                                       -----------------  -----------------

Operating activities
Net loss                                                   $ (6,634,100)      $ (4,472,100)
Adjustments to reconcile net loss to net cash used
  in operating activities:
      Depreciation and amortization                             141,000            188,200
      Loss on disposal of equipment                                 900             16,600
      Changes in operating assets and liabilities:
         Accounts receivable                                    128,700            (48,600)
         Prepaid expenses and other assets                      (21,500)           (26,900)
         Accounts payable                                        95,100            (89,700)
         Accrued expenses                                       107,400             83,700
         Deferred revenue                                        52,600            (38,600)
         Other liabilities                                       98,000             39,400
                                                       -----------------  -----------------
Net cash used in operating activities                        (6,031,900)        (4,348,000)

Investing activities
Purchases of property and equipment                            (150,000)          (204,900)
Proceeds from sale of property and equipment                          0              9,600
                                                       -----------------  -----------------
Net cash used in investing activities                          (150,000)          (195,300)

Financing activities
Proceeds of loans from shareholders                           5,666,700          2,000,000
Payments on shareholder loans                                  (166,700)            66,800
Payments on capital lease obligations                           (29,500)           (10,700)
Issuance of common stock/ warrants                               19,800            262,100
                                                       -----------------  -----------------
Net cash provided by financing activities                     5,490,300          2,318,200

Effect of exchange rate fluctuation on cash                           0             (9,500)
                                                       -----------------  -----------------
Decrease in cash and cash equivalents                          (691,600)        (2,234,600)
Cash and cash equivalents at beginning of period                698,900          2,288,300
                                                       -----------------  -----------------
Cash and cash equivalents at end of period                 $      7,300       $     53,700
                                                       =================  =================

Non-cash investing and financing activities
      Equipment acquired through capital lease             $          0       $     66,800
                                                       =================  =================

See accompanying notes.

                                 MediaBin, Inc.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2001
                                   (unaudited)

1.  Presentation of Interim Information

         The accompanying condensed consolidated financial statements include all adjustments consisting of normal recurring adjustments that MediaBin, Inc. and its wholly owned subsidiary, Iterated Systems, Limited (collectively, the "Company") consider necessary for a fair presentation of its unaudited results of operations for the three and nine months ended September 30, 2001 and 2000. Results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results for the year.

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

3.  Loan Agreements

         From March 2000 through September 2001, the Company has entered into a series of loan agreements with two major corporate shareholders for loans requiring the repayment of $10,000,000 in principal along with interest at prime plus 1%. One of these lenders is controlled by a member of our Board of Directors. In the event the Company sells additional shares of common stock in excess of $2,000,000, $6,500,000 of the loans outstanding will automatically convert into common stock at a discount of 25% from the price per share of the offering, $2,750,000 may be converted under the same terms and conditions at the option of the lenders, and $750,000 is not convertible.

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

6.  Reclassifications

         Certain amounts in the prior period presentation have been reclassified to conform to the current year presentation.

7.  Segment Information

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


                                2001                2000                  2001                2000
                          ------------------  -----------------     -----------------   -----------------

Operating revenue
      United States            $    367,100       $    422,600          $  1,423,900        $  1,660,200
      United Kingdom                      0                  0                     0             158,700
                          ------------------  -----------------     -----------------   -----------------
                               $    367,100       $    422,600          $  1,423,900        $  1,818,900
                          ==================  =================     =================   =================

Net loss
      United States            $ (2,435,700)      $ (1,574,800)         $ (6,634,100)       $ (4,388,300)
      United Kingdom                      0            (57,900)                    0             (83,800)
                          ------------------  -----------------     -----------------   -----------------
                               $ (2,435,700)      $ (1,632,700)         $ (6,634,100)       $ (4,472,100)
                          ==================  =================     =================   =================

Identifiable assets
      United States            $  1,083,500       $    911,600          $  1,083,500        $    911,600
      United Kingdom                      0             15,700                     0              15,700
                          ------------------  -----------------     -----------------   -----------------
                               $  1,083,500       $    927,300          $  1,083,500        $    927,300
                          ==================  =================     =================   =================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

         Certain of the information included in the Report, including statements regarding the Company's growth and operating strategy, liquidity and capital expenditures, and trends in the Company's industry, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Examples of words indicating forward-looking statements include "anticipate," "believe," "expect," "goal," "plan," "intend," "estimate," "may," and "will," or similar words. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment that may cause actual results to be materially different from any future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect the Company's future results, please see Exhibit 99.1 to this Report.

Overview

         Historically, the Company has derived its revenues from software license fees, services and packaged software products. The Company expects that its revenues from packaged software products will continue to decline as the Company's business efforts are focused on developing and licensing it's MediaBin software to users of high quality digital image systems. The Company believes that the majority of its future revenues will be derived from license, service and maintenance fees on its MediaBin software.

         The Company recognizes license fee revenues when its software products are delivered and collectibility of fees is probable, provided no significant obligations remain under the contract. Revenue from service fees is recognized as the services are provided. Maintenance fee revenue is recognized pro-rata throughout the period covered by the maintenance agreement.

Financial Condition

         In September 1997 and November 1999, the Company sold shares of its common stock on the Oslo Stock Exchange, resulting in combined net proceeds to the Company of $20,367,000. In a continuation of the 1999 offering, the Company raised an additional $258,800 in January 2000.

         From March 2000 through September 2001, the Company has entered into a series of loan agreements with two major corporate shareholders for loans requiring the repayment of $10,000,000 in principal along with interest at prime plus 1%. One of these lenders is controlled by a member of our Board of Directors. In the event the Company sells additional shares of common stock in excess of $2,000,000, $6,500,000 of the loans outstanding will automatically convert into common stock at a discount of 25% from the price per share of the offering, $2,750,000 of the loans may be converted under the same terms and conditions at the option of the lenders, and $750,000 of the loans are not convertible.

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

Liquidity and Capital Resources

         In the first nine months of 2001 and 2000, the Company used cash in operating activities of $6,031,900 and $4,348,000, respectively. The funding for Company operations in 2001 and 2002 has been generated primarily by the proceeds from the loans from shareholders, and this has enabled the Company to meet its obligations despite negative cash flows. However, the Company will not be able to depend solely on existing funds to meet its planned obligations during 2001 and 2002. The Company expects to increase revenues in 2001 and 2002 but does not expect these revenues to exceed expenses because it plans to continue expansion of both its sales and marketing and its product development efforts. The Company will need to seek additional investment capital in order to fund operations in 2001. The Company may also be required to undertake certain cost-cutting measures in 2001 that could slow down its research and development efforts. It is not possible to predict the outcome of the Company's efforts and there can be no assurance that the Company will be successful in increasing revenues or obtaining financing sufficient to fund its operations.

         In the first nine months of 2001 and 2000, investing activities used cash of $150,000 and $195,300, respectively, primarily for the purchase of computer equipment.

         In the first nine months of 2001 and 2000, financing activities provided funds of $5,490,300 and $2,318,200, respectively. In 2001, cash provided by financing activities was from loans from shareholders, while in 2000, cash provided by financing activities was from both loans from shareholders and proceeds of the Company's offering of common stock.

Results of Operations

Three Months Ended September 30, 2001, Compared to Three Months Ended September 30, 2000

         Revenue. Revenue decreased by 13% to $367,100 in the three months ended September 30, 2001, from $422,600 in the same period in 2000. Revenue from MediaBin products and services increased 144% to $344,600 from $140,900, while revenue from non-core products and services decreased by 92% to $22,400 from $281,600.

         Cost of Revenue. Cost of revenue increased to $74,100 in the three months ended September 30, 2001 from $73,500 in the same period in 2000.

         Sales and Marketing. Sales and marketing expenses increased by 58% to $992,500 in the three months ended September 30, 2001 from $627,400 in the same period in 2000. This increase resulted primarily from increased costs related to expansion of our sales force (from five sales representatives in 2000 to seven representatives in 2001) and the start-up of our market development department which now includes seven individuals. Market development is responsible for assisting our sales representatives by finding and developing potential customers.

         Research and Development. Research and development expenses increased by 15% to $1,016,100 in the three months ended September 30, 2001 from $884,800 in the same period in 2000. This increase resulted primarily from the significant expansion of quality assurance and product management. Quality assurance costs reflect the increased level of product testing required before the MediaBin product is delivered to customers. Product management costs relate to the close control over the addition of features and enhancements to the MediaBin platform that is required to ensure that the features are those that provide maximum value to our customers.

         General and Administrative. General and administrative expenses increased by 24% to $539,500 in the three months ended September 30, 2001 from $435,000 in the same period in 2000. This increase resulted primarily from the hiring of a new Chief Executive Officer and the filling of an accounting position that was vacant in 2000.

         Interest Income. Interest income decreased by 80% to $3,900 in the three months ended September 30, 2001 from $19,300 in the same period in 2000. The decrease is due to the lower levels of interest earned during 2001 on cash equivalents that the Company held from the proceeds of its public offering of common stock.

         Interest Expense. Interest expense increased by 242% to $184,500 in the three months ended September 30, 2001 from $53,900 in the same period in 2000. The increase is due to the increase in loans from shareholders.

Nine Months Ended September 30, 2001, Compared to Nine Months Ended September 30, 2000

         Revenue. Revenue decreased by 22% to $1,423,900 in the three months ended September 30, 2001, from $1,818,900 in the same period in 2000. Revenue from MediaBin products and services increased 96% to $1,265,700 from $646,600, while revenue from non-core products and services decreased by 87% to $158,200 from $1,172,300.

         Cost of Revenue. Cost of revenue increased by 13% to $223,300 the first nine months of 2001 from $197,600 in the first nine of 2000. This increase was due to increased customer support personnel required to support our increased customer base.

         Sales and Marketing. Sales and marketing expenses increased by 40% to $2,793,000 in the first nine months of 2001 from $2,000,100 in the first nine months of 2000. This increase resulted primarily from increased compensation expense related to expansion of our sales force (from five sales representatives in 2000 to seven representatives in 2001) and the start-up of our market development department.

         Research and Development. Research and development expenses increased by 12% to $2,957,700 in the first nine months of 2001 from $2,632,200 in the first nine months of 2000. This increase resulted primarily from the significant expansion of quality assurance and product management. Quality assurance costs reflect the increased level of product testing required before the MediaBin product is delivered to customers. Product management costs relate to the close control over the addition of features and enhancements to the MediaBin platform that is required to ensure that the features are those that provide maximum value to our customers.

         General and Administrative. General and administrative expenses increased by 13% to $1,632,100 in the first nine months of 2001 from $1,450,000 in the first nine months of 2000. This increase was primarily due to the hiring of a new Chief Executive Officer in 2001, the filling of an accounting position that was vacant during part of 2000, and an increase in taxes and licenses that resulted from a credit in 2000 due to refund of taxes previously paid under protest.

         Interest Income. Interest income decreased by 76% to $16,500 in the first nine months of 2001 from $69,300 in the first nine months of 2000. The decrease is due to the lower levels of interest earned during 2001 on cash equivalents that the Company held from the proceeds of its public offering of common stock.

         Interest Expense. Interest expense increased by 482% to $468,400 in the first nine months of 2001 from $80,400 in the first nine months of 2000. The increase is primarily due to the increase in loans from shareholders.

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

Inflation

         The effects of inflation on the Company's operations were not significant during the periods presented in the consolidated financial statements, and the effects thereof are not considered to be of significance in the future. Generally, throughout the periods discussed above, the changes in operations have resulted primarily from fluctuations in sales and expenditure levels, rather than price changes.

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


                                      MEDIABIN, INC.



Date: November 12, 2001               /s/  David P. Moran
      --------------------            ------------------------------------------
                                      David P. Moran
                                      President and Chief Executive Officer
                                      (Principal Executive Officer) and Director



Date: November 12, 2001               /s/  Haines H. Hargrett
      ---------------------           ------------------------------------------
                                      Haines H. Hargrett
                                      Chief Financial Officer
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)