Form 10-Q/A
period 2001-09-30
MEDIABIN INC
filed 2001-11-21
CIK 924546

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                          __________________________

                                  FORM 10-Q/A

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                          Commission File No. 0-24087
                         ____________________________

                                MEDIABIN, INC.
            (Exact name of registrant as specified in its Charter)

          Georgia                                                     58-1741516
(State or other jurisdiction of                                    (I.R.S. Employer
incorporation or organization)                                    Identification No.)


 3525 Piedmont Road, Seven Piedmont Center, Suite 600, Atlanta, Georgia  30305-1530
          (Address of principal executive offices, including Zip Code)

                                 (404) 264-8000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES    X        NO
                                --------       --------

Indicate the number of shares of each of the issuer's classes of Common Stock, as of the latest practicable date:


                 Class                                               Outstanding as of  September 30, 2001
--------------------------------------------                         -------------------------------------
      Common Stock, $0.01 par value                                                 17,529,607

The undersigned registrant hereby amends its Form 10-Q filed with the Securities and Exchange Commission on November 14, 2001, for the quarter ended September 30, 2001, pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits

         Exhibit No.                         Description
         -----------                         -----------
          10.1 Executive Employment Agreement dated July 31, 2001, by and between David P. Moran, individually, and MediaBin, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MEDIABIN, INC.
                                  (Registrant)


Date:   November 20, 2001         /s/ David P. Moran
                                  ------------------
                                  David P. Moran
                                  President, and Chief Executive Officer
                                  (Principal Executive Officer) and Director


Date:   November 20, 2001         /s/ Haines H. Hargrett
                                  ----------------------
                                  Haines H. Hargrett
                                  Chief Financial Officer
                                  (Principal Financial Officer and Principal
Accounting Officer)

                                 MEDIABIN, INC.

                               Index of Exhibits

             The following exhibit is being filed with this report.


   Exhibit
   Number                                         Description
   -------                                ----------------------------
   10.1                            Executive Employment Agreement dated July 31,
                                   2001, by and between David P. Moran,
                                   individually, and MediaBin, Inc.