Form 10-K405
period 2001-12-31
MEDIABIN INC
filed 2002-04-01
CIK 924546

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                        ---------------------------------

                                    FORM 10-K

                       ----------------------------------

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended December 31, 2001

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

                        ---------------------------------

           Securities registered pursuant to Section 12(g) of the Act:


      Title of Each Class                   Name of Exchange on Which Registered
      -------------------                   ------------------------------------
Common Stock, par value $.01 per share               Oslo Stock Exchange

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price for the Registrant's common stock on March 18, 2002 as reported by the Oslo Stock Exchange, was approximately $4,021,200. The shares of the Registrant's common stock held by each officer and director and by each person known to the Registrant who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 18, 2002, the Registrant had outstanding 17,529,607 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2001 are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------

                                     PART I

Forward-Looking Statements - Cautionary Statements

         This report contains forward-looking statements within the meaning of the Securities Exchange Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but are the intent, belief or current expectations, of our business and industry, and the assumptions upon which these statements are based. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of these factors and the factors identified in "Item 1. Business" and in "Item 7. Financial Information--Management's Discussion and Analysis of Financial Condition and Results of Operations." All references to year periods refer to our fiscal year ended December 31, 2001.

ITEM 1.    BUSINESS.

Introduction

         MediaBin, Inc. (the "Company" or "we") was organized under the laws of the State of Georgia on May 28, 1987, and develops innovative, standards-based enterprise brand management solutions for Global 2000 companies. The Company's MediaBin platform is a next-generation Digital Asset Management (DAM) system that enables marketing and eCommerce teams to promote their brands while protecting brand integrity. DAM systems have existed for several years but have historically been focused on market niches such as the printing and broadcast industries, and have been correspondingly designed for use by specialists in those areas. A recent development is the emergence of DAM systems into mainstream use by non-specialist users at Global 2000 corporations, as part of a set of solutions that includes Web Content Management and Document Management systems. This set of solutions is coming to be called Enterprise Content Management, and it is being recognized as the likely next wave of technology enablement of the enterprise, following Enterprise Resource Planning and Customer Relationship Management.

         Our MediaBin software was designed expressly to help companies manage, produce, and deliver volumes of digital content including brand assets such as product images and marketing collateral. It frees marketing professionals from manually completing these processes and allows them to focus on more strategic initiatives. It speeds time-to-market for new products and marketing campaigns, giving companies more opportunities to capture market share. A significant part of MediaBin's value--and a source of competitive differentiation--is that the system is easily deployed and can be in use within days. Representative clients include Ford Motor Company, National Semiconductor, Lear Corporation, Georgia-Pacific, W.W. Grainger, Microsoft, Samsonite, and John Deere.

Our Business

         We develop commercial software designed to help large corporations protect and manage the use and deployment of their single most valuable asset--their brand. Our MediaBin release 2 is the only next-generation Digital Asset Management solution available today that combines ease of use and simplicity of operation with the ability to integrate with other software infrastructure. It provides companies with the ability to store all their core brand-building assets on a single, protected Net-native platform. MediaBin provides organizations with the ability to:

     o   manage the distribution of these assets via a browser;

     o empower marketing partners or agencies to update new or re-formed assets;

     o   expand their brand awareness through faster go-to-market activities;

     o   share and collaborate around the brand; and

     o focus their marketing personnel on high-value, brand-building activities rather than mundane marketing administration and distribution functions.

Our Value

         MediaBin is built to take the complexity out of sharing and producing product images, logos, documents, presentations, and other digital brand assets. For large corporations, MediaBin supports two basic value propositions:

     o corporate wide, self-service, Web browser access to brand assets and marketing materials; and

     o high-volume image production automation to deliver images to eBusiness Web sites, and to share marketing content (including descriptive data) with supply chain partners

         Self-service access empowers the users who need assets to get exactly what they need, when they need it, through a MediaBin Web browser--without having to be experts in graphic arts. Brand managers are able to control their brand assets and access the speed of the Internet to get up-to-date marketing materials into the market immediately--without adding additional staff.

         Production automation allows corporations to rapidly expand their business through MediaBin's patented image automation. MediaBin takes a single, high quality copy of a product image and automatically produces all the different versions of that image needed for use on Web sites or in printed materials. When images change or the formats change, MediaBin can create new versions automatically.

The Market Opportunity

         Almost all corporations that actively manage their brands require DAM systems at the enterprise level as functions throughout the organization converge on the need to coordinate global brand activities. Independent projections by industry analysts Frost & Sullivan indicate the worldwide market for DAM systems will exceed $1 billion in 2004, with a compound annual growth rate of 54% between 2000 through 2007 - more than doubling revenues to $2.5 billion by the end of the forecast period. This represents a tremendous business opportunity for widespread deployment for vendors who can capitalize on this growing market.

         Analysts increasingly recognize the development of a broad Enterprise Content Management (ECM) market composed of 3 major sets of technologies:

     o Legacy Document Management systems from vendors such as Documentum and FileNet;

     o Web Content Management applications from vendors like Interwoven, Stellent and Vignette;

     o "Next-generation DAM" otherwise called "Brand Asset Management" systems.

         Within this broad market, MediaBin has chosen to develop products that address the management and deployment of rich media assets, such as images, video, audio and presentations in support of the corporation's brands.

         Brand touchpoints - mechanisms by which consumers experience the brand, such as Web sites, print collateral, advertisements and point-of-sale displays - represent diverse and independent entities spread all over the globe. The brand management function in the Global 2000 faces two major challenges in maintaining brand awareness:

     o In order to distribute large, unstructured data files that support the brand to disparate entities (such as dealers, suppliers, agencies, partners and sales forces), companies need to ensure their networks can syndicate their branded, rich media effectively.

     o In order to achieve control of the brand and operational efficiencies through a web of geographically dispersed relationships, companies are looking to streamline approval cycles, retire outdated assets, and coordinate new campaigns rapidly across the globe.

         Traditionally, companies have outsourced the control of their brand assets to their service bureaus and ad agencies and would pay heavy fees not only for content creation, but also for access and distribution rights to their own investments. Consequently, DAM vendors have focused their offerings around optimizing the tactical operations for printing companies, ad agencies, and other support services.

         However, these systems do not meet the requirements of companies flexing their brand muscle in the digital marketplace for several reasons:

     o They have limited the scope for the use and reuse of brand assets to a non-strategic, digital lock-box, which is often unknown to, and inaccessible to, the broad community of the brand' within and beyond the enterprise.

     o The deployment of content is almost exclusively aligned with printing operations and not integrated with Web or online publishing.

     o The systems provide very few capabilities for the reuse of assets to meet different output requirements, forcing companies to maintain several different versions of the same asset.

     o The implementation of systems often requires heavy customization and the investment is higher for services than product licensing, with long rollout timelines.

         MediaBin aims to become the Brand Asset Management system of choice for global brand companies. MediaBin is a horizontal market application, addressing the needs of three classes of users within a broad range of industries. These users share a common need for automation tools to support the management and production of marketing assets, and a concern with the integrity of brand representations. They are:

     o   marketing professionals;

     o   corporate photography groups; and

     o   eBusiness, catalog, and distribution groups.

         Although MediaBin is potentially applicable in all Global 2000 corporations, our initial focus is in the following industries:

     o   manufacturing;

     o   pharmaceutical;

     o   transportation; and

     o   consumer package goods.

Our Products

         MediaBin offers a true Net-native DAM platform that is both user-friendly and easily extensible. Its features include:

     o   software that can be deployed and begin delivering value in just days;

     o a Net-native solution that enables the "pushing" and "pulling" of content from any location;

     o the ability for users to view files in a wide variety of formats without installing additional applications or requiring downloads or plug-ins;

     o   a core asset that renders file formats on demand; and

     o full role-based security including multiple roles within the brand building process.

         MediaBin manages all kinds of rich media assets, but has specific strengths in the delivery of image automation services. These are analogous to "just-in-time" manufacturing methods that have been deployed with success in the manufacturing marketplace, and enable users or other systems to obtain image assets in precisely the form required. Other assets, such as video and audio files, presentation slides, Microsoft Office documents and portable document format (PDF) files, can be stored in the repository, and viewed via the Web browser without the need for the application software that created them.

         The MediaBin platform is built on open, industry standards such as HTTP (Web browser) and TCP/IP (file transfer) protocols, and the Windows NT/2000 operating system. MediaBin uses either Microsoft SQL Server 2000 or Oracle 8/9i as the underlying database. Application Programming Interfaces (APIs) are available which allow easy integration and customization of MediaBin using COM automation, C++, Java, and PERL scripting. MediaBin is also able to import and export data using XML (eXtensible Mark-up Language). We plan that future versions of the product will support emerging standards such as WebDAV (Distributed Authoring and Versioning), and XMP.

         As well as supporting the self-service model for the distribution of marketing assets, MediaBin can be combined with add-on products such as MediaBin Deployment Agent and MediaBin WorkPlace to provide workflow automation in several critical areas:

     o   automation of image production;

     o   automated pushing of content to other systems;

     o   integration with third party applications;

     o   tracking and revision management; and

     o   collaboration for geographically dispersed workgroups.

         Automation of Image Production. Today, a significant amount of post-creative work is required to prepare images for use in the print and Web environment. These tasks include time-consuming operations that take a digital image that is artistically complete and prepare that image for use in another medium.

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

         MediaBin enables a highly efficient single image asset approach, wherein a single image is captured, stored, and automatically processed, so it can be used and then reformatted for any use--on the Web, in print ads, for store merchandising displays, and on billboards. This approach, now sometimes called COPE (Create Once, Publish Everywhere) was pioneered by MediaBin and is automated through the MediaBin platform.

         Automated pushing of content to other systems. The MediaBin Deployment Agent adds a powerful automated scheduler to the basic MediaBin functions. It allows an administrator set up rules to perform functions automatically. For example, the administrator could provide for the scheduler to check the MediaBin database every Friday at 2:00 a.m. for changes to product images, and process all changed images to create three Web-ready images for each and deploy them to the Web staging server and to all distributors' FTP sites. MediaBin Deployment Agent performs functions that require days or weeks of custom programming to accomplish with competing products.

         Integration with third party applications. MediaBin Deployment Agent is also used to facilitate integration with commerce servers and Web Content Management systems. As it is scriptable, it can be readily customized to fit with particular workflows.

         Tracking and revision management. One of the largest challenges facing organizations with many brand assets is tracking usage and ensuring that the assets in use are the most current versions. MediaBin provides intelligent revision management so that system users get the latest version of an asset by default, but administrators can always revert to an earlier saved version. For image assets, MediaBin features a patent-pending method that provides automated tracking and revision of derivative images. Derivative images are images created from a single image original (core asset) that are slightly different from the original to serve different purposes. MediaBin keeps track of the relationships between the assets and derivatives, so that updates can be made automatically throughout an entire collection of derivatives, simply by updating their common core asset. Similarly, derivative images are tagged such that their parent core image source can be located on MediaBin servers located anywhere--on a local network or globally across the Internet.

         Collaboration for workgroups. As the global reach of brands and brand companies expands, the need to rapidly and efficiently share brand assets is increasing dramatically. MediaBin WorkPlace is a new product that has been built to provide a collaborative workspace online for team members to view, comment on, and approve marketing assets.

Sales Channels

         Our primary business model involves the license of MediaBin directly to end-users. MediaBin is sold via a direct sales force, and this provides us with the important direct control over the entire sales process. This hands-on approach to the sale of the product enables critical early market feedback to help define revisions and improvements to the product.

         The sale of MediaBin is sometimes bundled with consulting and integration services. These integration services are designed to ensure that MediaBin fits well with the customer's existing workflows and software infrastructure. Therefore, the direct selling model is being augmented by a select set of System Integration partners. These partners add value to the MediaBin product and our customers through services including integration into existing systems, training, installation, and, potentially, total system support. In many cases, the System Integrators will sell the product directly to end users, but they may in some cases act as aggregators and recommenders for the use of MediaBin to end users in the market. Currently, customer engagements have been completed or are underway with integrators such as divine, Plural, Interflow, and Meritage Technologies.

         Other partners include vendors of complementary technology solutions such as Microsoft (eBusiness infrastructure), Interwoven, Vignette (Web Content Management systems), and Adobe (imaging technologies).

Competition

         MediaBin's target markets are the marketing and eBusiness departments within Global 2000 companies. Marketing departments have only recently become a target for DAM system vendors, which have historically focused on vertical markets such as broadcasting and print/publication. Because this Media and Entertainment market has become saturated, some DAM system vendors have turned to the corporate market - the market where MediaBin has been focused from the start.

         There are approximately 200 vendors of DAM systems, but as of this writing only a few have positioned themselves explicitly as having solutions for the corporate market. We call these solutions "next generation DAM", to fulfill a need we describe as Brand Asset Management. A second class of software vendors is emerging to provide related "marketing resource management" (MRM) functions such as: project management for major events like product launches; lead-tracking and cost analysis to judge the effectiveness of marketing campaigns; and collaboration tools to improve the proofing and approvals cycle for marketing collateral. Many of these systems incorporate some degree of asset management functionality, and can therefore be considered competitive, particularly as we add collaboration tools to MediaBin. Thirdly, the emerging convergence described above of Document Management, Web Content Management and Digital Asset Management is resulting in the evolution of partnerships and acquisitions that address our chosen market.

         Thus, MediaBin has three categories of competitors in addressing the needs of Global 2000 marketing executives:

     o traditional DAM vendors who are moving into the corporate market, and entrants to the new field of marketing resource management. Examples include Artesia, WebWare, and eMotion, North Plains Systems;

     o   MRM vendors such as Emmperative/Magnifi, Aprimo, Notara and Eloquent;
         and

     o Documentum, which has moved beyond document management into Web Content Management, has recently acquired a DAM vendor called Bulldog, and now positions itself as the pre-eminent `ECM' supplier.

         The fields of Brand Asset Management and Enterprise Content Management are continuing to develop. To date, no dominant company has emerged as a clear market leader. We believe that this represents an opportunity for us to market our easily implemented and cost-justified solution, and to be a partner to established Web Content Management vendors in order to become such a market leader.

Major Customers

         During 2001 revenue from Kerridge Media Services was $213,750. Representative current clients include Ford Motor Company, National Semiconductor, Lear Corporation, Georgia-Pacific, W.W. Grainger, Microsoft, Samsonite, and John Deere.

Research and Development/Patents

         During 2001, 2000 and 1999, we have spent $3,841,540, $3,504,161 and
$4,188,283, respectively, in research and development of new technologies, refining and improving existing technologies and customizing technologies to the needs of specific customers. We expect that continued significant expenditures in this area will be necessary to successfully introduce new products and improve our core technology and no assurances can be made that these development efforts will be successful.

         Consistent with our emphasis on research and development, we maintain an aggressive patent filing program. To date, we hold 22 issued U.S. patents expiring in the period from 2009 through 2017 and hold an exclusive license to an additional issued U.S. patent expiring in 2007.

         Our patents and patent applications are intended to provide a degree of patent protection of our technology as used in our MediaBin and associated products. The markets for these products are highly competitive, and we believe that our research and development efforts and resulting patents are essential to an effective market presence.

Employees

         As of December 31, 2001, we have 56 full time employees, most of whom are based in our offices in Atlanta, Georgia. We also make use of independent contractors to fulfill short term specialized needs. None of our employees is subject to a collective bargaining agreement. We consider our relations with our employees to be good.

ITEM 2.  PROPERTIES.

         We lease approximately 19,000 square feet of office space in Atlanta, Georgia for our corporate, sales and development operations. The lease expires on July 31, 2005. We also lease approximately 3,000 square feet of office space near Reading, England. Because we have decided to discontinue operations of our UK subsidiary effective December 31, 2000, we have sublet all 3,000 square feet of our UK property through June 2007, when the lease provides us with an option to terminate.

         The aggregate net monthly rental for these leased offices and facilities is currently approximately $36,500, and our management believes that these facilities are adequate for our intended activities in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

         The nature of our business exposes it to the risk of lawsuits for damages or penalties relating to, among other things, breach of contract, employment disputes and copyright, trademark or patent infringement. We are not currently a party to any pending material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         Our common stock has been traded on the Oslo Stock Exchange (OSE) since October 1, 1997. Prior to that time there was no established market for the shares. We have not registered the offer or sale of any securities with the United States Securities and Exchange Commission other than pursuant to our Form S-8 Registration Statement filed on December 9, 1998. Our securities may not be offered for sale or sold in the U.S. or to or for the account or benefit of any U.S. person unless the securities are registered or an exemption from registration requirements is available.

         Our ticker symbol on the OSE is MBN.

         The price per share reflected in the table below represents the range of low and high closing sale prices for our common stock as reported by the Oslo Stock Exchange for the periods indicated:


   Fiscal Period            High Price         Low Price

 1/01/00 - 3/31/00            4.95               0.92
  4/1/00 - 6/30/00            2.93               1.68
  7/1/00 - 9/30/00            3.42               1.94
 10/1/00 - 12/31/00           2.46               1.14

 1/01/01 - 3/31/01            2.10               1.27
  4/1/01 - 6/30/01            1.39               0.70
  7/1/01 - 9/30/01            1.04               0.57
 10/1/01 - 12/31/01           0.74               0.36

         The closing sale price of our common stock as reported by the Oslo Stock Exchange on December 31, 2001, was U.S. $0.38. The number of shareholders of record of our common stock as of December 31, 2001, was approximately 2,200.

         We currently have outstanding options and warrants to acquire 7,170,034 shares of our common stock, of which options and warrants to acquire 5,081,389 shares are currently exercisable.

         We have never paid cash dividends on our capital stock and currently intend to retain any earnings for use in the business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

                              Summary Consolidated Financial Data
                              (in thousands except per share data)


                                          2001        2000        1999       1998        1997
                                          ----        ----        ----       ----        ----

Revenues                                $ 1,930     $ 2,371     $ 1,697    $    753     $ 9,471
Operating loss                           (8,174)     (6,051)     (8,226)    (10,689)     (6,551)
Net loss                                 (8,812)     (6,141)     (8,059)    (10,025)     (6,329)
Basic and diluted net loss per share      (0.50)      (0.35)      (0.61)      (0.77)      (0.56)
Weighted average shares outstanding      17,530      17,528      13,310      13,084      11,320
Cash and short-term investments           1,757         698       2,288       7,977      17,633
Total assets                              2,188       1,875       3,353       9,084      19,775
Non-current liabilities                   5,958       3,793           0          14          54
Shareholders' equity (deficit)          (12,466)     (3,674)      2,547       8,518      18,716


                      Selected Quarterly Operating Results
                                   (unaudited)
                      (in thousands except per share data)

                                                                              Quarter Ended
                                        --------------------------------------------------------------------------------------------
                                                             2001                                          2000
                                        ----------------------------------------------- --------------------------------------------
                                         March 31   June 30    Sept. 30     Dec. 31    March 31    June 30     Sept. 30     Dec. 31
                                         --------   -------    --------     -------    --------    -------     --------     -------
Revenues                                $   348     $   709     $   367     $   506     $   816     $   580     $   423     $   552
Operating loss                           (2,069)     (1,858)     (2,255)     (1,992)     (1,436)     (1,427)     (1,598)     (1,590)
Net loss                                 (2,194)     (2,004)     (2,436)     (2,178)     (1,412)     (1,428)     (1,633)     (1,668)
Basic and diluted net loss per share      (0.13)      (0.11)      (0.14)      (0.12)      (0.08)      (0.08)      (0.09)      (0.10)
Weighted average shares outstanding      17,530      17,530      17,530      17,530      17,526      17,529      17,529      17,530


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The discussions herein contain trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual results could differ materially from our historical results of operations and those discussed in the forward-looking statements. The forward-looking statements are based on our beliefs as well as assumptions made by and information currently available to us. When used herein, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar import, as they relate to us or our management, are intended to identify forward-looking statements. The forward-looking statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this document.

Financial Condition

         In September 1997 and November 1999, we sold shares of common stock on the Oslo Stock Exchange, resulting in combined net proceeds to us of $20,622,469. These funds were used to fund operations through 2000.

         During 2000 and 2001, we entered into loan agreements with Venturos AS, a shareholder controlled by Mr. Terje Mikalsen, who is a member of our Board of Directors, and with Glastad Holding, Ltd., another of our shareholders (the "Lenders"). Under these agreements we borrowed a total of $9,433,825 for a term of four years. The terms of the loans call for us to pay interest at the rate of prime plus 1%. Principal payments begin March 2002 and are to be paid in quarterly installments through 2004. According to the terms of the loans, in the event that we successfully complete a private placement or public offering of common stock raising funds greater than $2,000,000, then the Lenders automatically will convert $6,683,825 of the loans and have the option to convert the $2,750,000 remaining balance of the loans into shares of common stock at 75% of the private placement or public offering price.

         During 2001, we entered into loan agreements with Venturos AS, under which we borrowed a total of $2,375,000 to fund operations. The terms of the loans call for us to pay interest at the rate of prime plus 1%. Principal payment is due in full in March 2002. $1,775,000 has been repaid subsequent to year-end.

         In the event that the loans are not converted to common stock, principal payments will be made as follows.

                  2002           $ 5,850,492
                  2003             3,083,333
                  2004             2,604,167
                  2005               270,833
                                 -----------
                    Total        $11,808,825
                                 ===========

         During 2001, we entered into a loan agreement with Nordea Bank Norge ASA providing a credit facility under which we can draw up to $3,350,000. The loan is guaranteed by three of our major shareholders and is secured by our intellectual property. Interest is calculated at the rate of 1.75% above the banks base rate for debit call loans (currently 1.79%). Principal and interest is due April 2002. As of December 31, 2001, $1,338,418 of this credit facility has been utilized. Subsequent to year-end, and additional $1,950,000 has been drawn down.

         As shown in the financial statements, we incurred a net loss of $8,812,321 in 2001 and have an accumulated deficit of $44,474,012 at December 31, 2001.

Liquidity and Capital Resources

         We used cash in operating activities of $8,107,891 in 2001 and $6,057,948 in 2000. Our operations in 2001 were funded primarily by the loans from Venturos AS and Glastad Holding, Ltd., and such funding has enabled us to meet our obligations despite negative cash flows. However, we may not be able to depend solely on existing funds or loans from shareholders to meet our planned obligations during 2001. The audit opinion on our financial statements for the years ended December 31, 2001 and for December 31, 2000 includes an explanatory paragraph expressing doubt about our ability to continue as a going concern. We expect to significantly increase revenues in 2002. However we do not expect these revenues to exceed expenses because we will continue to fund our sales, marketing and product development efforts. We will need to seek additional capital in order to fund operations in 2002. We may also be required to undertake certain cost-cutting measures in 2002 that could slow down our sales, marketing and development efforts. It is not possible to predict the outcome of our efforts and there can be no assurance that we will be successful in increasing revenues or obtaining financing sufficient to fund our operations.

         In 2001 and 2000, investing activities used cash of $166,436 and $273,792, respectively. These funds were used to purchase computer hardware and software.

         In 2001 and 2000, financing activities provided funds of $8,605,817 and $4,740,376, respectively. In both years funds were provided primarily from shareholder loans.

         The table below provides additional information relating to our commitments and contractual obligations in future years.

                                                 Payments due by period
       Contractual Obligations                           Less than        1-3
                                           Total          1 year         years
                                       ----------------------------------------

Long-term debt                         $11,808,825    $5,850,492     $5,958,333
Capital lease obligations                    3,640         3,640              0
Operating leases                         1,586,932       424,365      1,162,567
                                       ----------------------------------------
     Total contractual cash
      obligations                      $13,399,397    $6,278,497     $7,120,900
                                       ========================================

                             Results of Operations

                   Critical Accounting Policies and Estimates

         Discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Generally, we base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under other assumptions or conditions.

         Critical accounting policies are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies include those related to:

     o   revenue recognition;

     o determination of technological feasibility and capitalization of software development costs; and

     o   valuation of stock options and warrants issued.

         Revenue recognition. Revenue is a key component of our results of operations and is a key metric used by securities analysts and investors to evaluate our performance. Our revenue arrangements generally include multiple elements such as software license fees, professional services and post-contract customer support.

         Software license fee revenue. We recognize software license fee revenue in accordance with AICPA Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"). Accordingly, we do not recognize revenue from software license agreements unless the product has been delivered, persuasive evidence of an arrangement exists, the license fee amount is fixed and determinable and collection of the fee is probable. We generally sell our products under multiple element arrangements together with services and software maintenance. In cases where services are not considered essential to the functionality of the software, and where we have vendor specific objective evidence of fair value of all the undelivered elements, we use the residual method to account for the value of the delivered elements.

         When professional services are considered essential to the functionality of the software, we record revenue for the license and professional services over the period that professional services are provided using the percentage of completion method, measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract.

         For software licenses in which the license term does not begin until installation is completed, we recognize license and professional services revenue when we complete the installation of the software.

         For license arrangements in which the fee is not considered fixed or determinable, the license revenue is recognized as payments become due.

         Support and maintenance revenue. Revenue for post-contract customer support and maintenance are recognized ratably over the contract period.

         Professional services revenue. Revenues derived from arrangements to provide professional services on a time and material basis are recognized as the professional services are performed. Revenues from professional services provided on a fixed fee basis are recognized using the percentage of completion method, measured by the percentage of labor hours incurred to date to estimated total labor hours for the contract.

         Our contractual arrangements are evaluated on a contract-by-contract basis and often require judgments and estimates that affect the classification and timing of revenue recognized in our statements of operations. Specifically, we may be required to make judgments about:

     o whether the fees associated with our products and services are fixed and determinable;

     o   whether or not collection of our fees is reasonably assured;

     o whether professional services are essential to the functionality of the related software product;

     o whether we are able to make reasonably dependable estimates in the application of the percentage of completion method; and

     o whether we have verifiable objective evidence of fair value for our products and services.

         Additionally, we may be required to make the following estimates:

     o period of labor hours incurred to date to the estimated total labor hours for each contract;

     o   provisions for estimate losses on uncompleted contracts; and

     o   the need for an allowance for doubtful accounts or billing adjustments.

         If other judgments or assumptions had been used in the evaluation of our revenue arrangements, the timing and amounts of revenue recognized may have been significantly different. Several of our multiple element revenue arrangements have acceptance provisions that we have determined to be material elements of the arrangement. In these cases collection of the license fee is not considered probable under the definition of SOP 97-2 and we have deferred revenue recognition until the acceptance provisions have been satisfied. If, in our judgment, we had determined that the acceptance provisions were not material, then the timing of the revenue recognition would have been significantly different.

         Determination of technological feasibility and capitalization of software development costs. We are required to assess when technological feasibility occurs for the products that we develop. Based on our judgment, we have determined that technological feasibility for our products generally occurs when we complete beta testing. Because of the insignificant amount of cost and time incurred between completion of beta testing and customer release, we have not capitalized any software development costs in the accompanying consolidated financial statements. If we had determined that technological feasibility occurred at an earlier point in the development cycle and that subsequent production costs incurred before general availability of the product were significant, we would have capitalized those costs and recognized them over future periods. We will continue to monitor changes in software development cycle and may be required to capitalize certain software development costs in the future.

         Valuation of stock options and warrants issued. Sometimes in the normal course of business, we have granted warrants to non-employees as consideration for services rendered to us. Depending on the nature of the transaction, we may be required to record the issuance of such warrants as a reduction of revenue or a component of operating expenses. When we are required to reflect the issuance of warrants in our statements of operation, we are required to reflect the transaction using the estimated fair value of the warrants or of the services received, whichever is more readily determinable. The valuation of warrants that do not have a ready market requires judgment. We generally use the Black-Scholes option-pricing model to determining the fair value of warrants. This approach requires judgments and estimates about:

     o   the volatility of our common stock;

     o   the risk-free interest rate;

     o   our plans to pay dividends on our common stock in future periods; and

     o   the expected life of the options or warrants.

         We do not record compensation expense in connection with the issuance of stock options to employees unless we grant such options at an exercise price below the fair market value on the date of grant. However, we disclose the pro-forma effect of these grants on our results of operation as required by SFAS No. 123 in the notes to our consolidated financial statements, included elsewhere in this report. The calculation of pro-forma compensation under SFAS 123 requires the same judgments and estimates discussed above.

     Year Ended December 31, 2001, Compared to Year Ended December 31, 2000

         Revenues in 2001 decreased by 19% to $1,929,548 from $2,371,139 in 2000. This decrease is a combination of a 93% increase in MediaBin related revenues to $1,749,101 from $905,667 in 2000 and a decrease of 88% in non-MediaBin related revenues to $180,447 from $1,465,472 in 2000. During 2001, we added twenty-two new customers and had repeat business from six existing customers for our MediaBin software.

         Cost of Revenue in 2001 increased by 5% to $297,615 from $283,783 in 2000. This increase was the result of slight increases in customer support cost to support our expanding customer base.

         Sales and Marketing expenses in 2001 increased by 30% to $3,640,891 from $2,802,715 in 2000. This increase resulted primarily from increased costs related to the start-up of our market development department which now includes seven individuals. Market development is responsible for assisting our sales representatives by finding and developing potential customers.

         Research and Development expenses in 2001 increased by 10% to $3,841,540 from $3,504,161 in 2000. This increase resulted primarily from the significant expansion of quality assurance and product management functions. Quality assurance costs reflect the increased level of product testing required before the MediaBin product is delivered to customers. Product management costs relate to the close control over the addition of features and enhancements to the MediaBin platform that is required to ensure that the features are those that provide maximum value to our customers.

         General and Administrative expenses in 2001 increased by 27% to $2,323,217 from $1,831,469 in 2000. This increase resulted primarily from the hiring of a new Chief Executive Officer and the increased legal costs associated with new contracts and financing arrangements.

         Interest Income decreased in 2001 by 77% to $17,543 from $77,188 in 2000. The decrease is due to the lower levels of interest during 2000 on cash equivalents we held from the proceeds of our public offering of common stock.

         Interest Expense in 2001 increased by 292% to $656,149 from $167,478 in 2000. The increase is primarily due to the increase in loans from shareholders. (See Note 3 to the Consolidated Financial Statements.)

     Year Ended December 31, 2000, Compared to Year Ended December 31, 1999

         Revenues in 2000 increased by 40% to $2,371,139 from $1,697,367 in 1999. This increase is primarily the result of an increase of 145% in MediaBin license fees and services and an increase of 13% in non-MediaBin related license fees and services.

         Cost of Revenue in 2000 increased by 212% to $283,783 from $91,100 in 1999. This was primarily the result of an increase in our Customer Support department to provide support to an increased number of customers.

         Sales and Marketing expenses in 2000 decreased by 19% to $2,802,715 from $3,464,032 in 1999. This resulted primarily from the reduced level of operations of our United Kingdom subsidiary and the transfer of certain personnel into the Customer Support department, which more than offset increased spending for salaries of sales personnel.

         Research and Development expenses in 2000 decreased by 16% to $3,504,161 from $4,188,283 in 1999. The decrease reflects the lower costs involved in software development, primarily due to the reduced level of outside contractors in 2000 from that level which was used in 1999 to rapidly accelerate the development of our MediaBin software.

         General and Administrative expenses in 2000 decreased by 16% to $1,831,469 from $2,179,583 in 1999. This is primarily due to a one-time property tax assessment paid during 1999 that was refunded on appeal during 2000, a reduction in administrative salaries, and the expiration of an equipment lease.

         Interest Income in 2000 decreased by 65% to $77,188 from $219,526 in 1999. The decrease is due to the lower levels of interest during 2000 on cash equivalents we held from the proceeds of our public offering of common stock.

         Interest Expense in 2000 increased to $167,478 from $452 in 1999. The increase is primarily due to the increase in loans from shareholders. (See Note 3 to the Consolidated Financial Statements.)

Impact of Recently Issued Accounting Standards

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and other Intangibles". Under these new standards the FASB eliminated accounting for certain mergers and acquisitions as poolings of interests, eliminated amortization of goodwill and indefinite life intangible assets, and established new impairment measurement procedures for goodwill. For us, the standards become effective for all acquisitions completed on or after June 30, 2001. Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions completed prior to June 30, 2001 become effective January 1, 2002. This statement is not expected to have a current effect on us as we have not completed any mergers or acquisitions and have no goodwill recorded in our financial statements. However, our future acquisitions will be recorded in accordance with this statement.

         In June of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the assets' useful life. Any subsequent changes to the fair value of the liability due to the passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. We will be required to adopt this statement no later than January 1, 2003, but this statement is not expected to have a material effect on us.

         In October of 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. This statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment on goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142, "Goodwill and Other Intangible Assets." According to SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. We will be required to adopt this statement no later than January 1, 2002, but this statement is not expected to have a material effect on us.

         In November 2001, the FASB's Emerging Issues Task Force reached a consensus on EITF Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction in the selling prices of the vendor's product and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration related to a separate identifiable benefit and the benefit's fair value can be established. This issue is to be applied retroactively in the first fiscal quarter ending after December 15, 2001. While we have not yet finalized our evaluation of the effects of this consensus on the consolidated financial statements, we do not expect this to have a material impact on our financial statements.

Inflation

         The effects of inflation on our operations were not significant during the periods presented in the consolidated financial statements, and the effects thereof are not considered to be of significance in the future. Generally, throughout the periods discussed above, the changes in revenue have resulted primarily from fluctuations in sales levels, rather than price changes.

Market Risk

         Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of trade accounts receivable, accounts payable, short term debt, and loans from shareholders.

         We maintain cash and cash equivalents with various financial institutions. Our policy is designed to limit exposure at any one institution. Certain investments are in excess of Federal Deposit Insurance Corporation guaranteed amounts. We perform periodic evaluations of the relative credit standing of those financial institutions that are considered in our investment strategy.

         The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable, and loans from shareholders approximate their estimated fair values.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Financial instruments that potentially subject us to significant concentrations of market risk consist principally of trade accounts receivable, accounts payable, short-term debt and loans from shareholders.

         We consider our functional currency to be the U.S. dollar. Our United Kingdom subsidiary considers the British pound to be its functional currency. This subsidiary's assets and liabilities were translated at year-end rates of exchange and its revenues and expenses were translated at the average rates of exchange during the year. In December 2000, we decided to dispose of our United Kingdom operation.

         We believe that the potential effects of market risk are not material to our operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information set forth under the sections entitled "Selected Quarterly Operating Results", "Consolidated Financial Statements", "Notes to Consolidated Financial Statements" and "Report of Independent Auditors" in our 2001 Annual Report to Shareholders are incorporated herein by reference and filed herewith as a part of Exhibit 13.1.

         Report of Independent Auditors

     Consolidated Balance Sheets as of December 31, 2001 and 2000.
     Consolidated Statements of Operations for the years ended
      December 31, 2001, 2000, and 1999.
     Consolidated Statements of Shareholders' Equity (Deficit) and
      Comprehensive Loss for the years ended December 31, 2001, 2000, and 1999. Consolidated Statements of Cash Flows for the years ended December 31,
      2001, 2000, and 1999.
     Notes to Consolidated Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         In January 2002, Ernst & Young LLP resigned as our independent auditors, and in February 2002 we selected PricewaterhouseCoopers LLP to audit our financial statements for the year ended December 31, 2001. There have been no adverse opinions or disagreements with accountants on accounting and financial disclosure issues that would require disclosure under this Item 9.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Board of Directors

         The persons described below were each elected to serve as members of our Board of Directors at the Annual Meeting of Shareholders, held on May 9, 2001. Each of these persons will continue to serve until the Annual Meeting to be held in 2002 and until his successor is duly elected and qualified, or until such director's earlier death, resignation, or removal.

         John C. Bacon
         Mr. Bacon, age 56, has served as Chairman of the Board since November 2001. He joined us in March 1997 as Senior Vice President/General Manager, in August 1997 was named Executive Vice President and Chief Operating Officer, and served as President and Chief Executive Officer from February 1998 to September 2001. Since September 2001, Mr. Bacon has served as President of Venturos Capital Advisors, an investment management organization, and serves on the Board of several private companies. From 1989 until 1997, Mr. Bacon served in various positions, including President, Chief Operating Officer, and Director with XcelleNet, Inc., a publicly traded remote access software company. Mr. Bacon obtained a BSIE degree from the Georgia Institute of Technology and has completed advanced management development courses at Georgia State University, Harvard Business School, and the Wharton School of Business.

         John R. Festa
         Mr. Festa, age 50, currently serves as Vice-Chairman of the Board of Directors and has served as one of our Directors since May 1994. Prior to joining MediaBin, Mr. Festa was Chief Executive Officer of BUYPASS Corporation from 1984 through 1994, and held several senior positions American Express Company. He served as our Chief Executive Officer from May 1994 until February 1998. Mr. Festa is an active partner in EGL Holdings, Inc., a buyout venture investment firm where he served as its Managing Director from 1998 to 2001. Since 2001 Mr. Festa has served as President and Chief Executive Officer of CareCentric, a software company servicing the home healthcare market. Mr. Festa attended Valparaiso University.

         Terje Mikalsen
         Mr. Mikalsen, age 61, became one of our Directors in April 1996. Mr. Mikalsen has served as Chairman/CEO of Venturos AS, our largest shareholder, since January 2000. He was Chairman/CEO of Mosvold Farsund AS from September 1983 through December 1999. Mr. Mikalsen has held the position as non-executive Chairman of the board of several publicly traded companies, including: Norsk Data AS from 1967 until 1993, Hafslund Nycomed ASA from 1984 until 1996, and Maritime Hydraulics AS 1984 until 1987. Mr. Mikalsen currently holds several other directorships. Mr. Mikalsen has also been a member of advisory committees on industrial policies under several Norwegian Governments. He is a member of The Norwegian Technical Scientific Academy and The International Water Academy as well as of Norsk Investorforum, an association of Norwegian private investors where he served as the chairman for seven years. Mr. Mikalsen holds a Master of Science degree from Norges Tekniske H0yskole, now NTNU, and was given the "Entrepreneur-of-the-Year Award" in Norway in 1999.

         Asmund R. Slogedal
         Mr. Slogedal, age 64, has served as one of our Directors since August 1991 and was Chairman of the Board of Directors from August 1994 through November 2001. Mr. Slogedal also has served as our Chief Financial Officer from May 1991 until September 1994. Mr. Sl0gedal has been Senior Partner with Venturos AS since May 2001. He was Managing Director of Venturos Management KS from January 2000 through May 2001. From April 1999 through December 1999 he served as Managing Director of Mosvold Farsund AS. From April 1989 until December 1999 he was a partner in the Norway-based venture capital firm Teknoinvest

Management AS. Prior to April 1989, he held various senior management positions with Norsk Data AS, including Senior Vice President Operations and Vice President International Operations. Presently, Mr. Slogedal serves on the board of several Norwegian and U.S.-based technology companies. Mr. Slogedal holds a B.S. degree in Engineering from Purdue University.

Officers

         The following individuals presently serve as our executive officers:

         David P. Moran
         Mr. Moran, age 40, has served as our President and Chief Executive Officer since September 2001. From August 2000 to September 2001 he served as Chief Operating Officer with Eftia OSS Solutions, a provider of solutions to the telecom industry. From March 2000 to August 2000 he served as Executive Vice President of Worldwide Sales for Customer Analytics Inc. (acquired by Exchange Applications Inc.), a Dallas-based provider of CRM solutions to mid-sized banking institutions. From June 1995 to March 2000, Mr. Moran held business and sales management positions of increasing responsibility with Prism Solutions Inc. During that period, Prism Solutions was acquired by Ardent Software, which was subsequently acquired by Informix Corp. Mr. Moran holds a Masters Degree in Computer Science from Trinity College, Dublin.

         Robert B. Estes
         Mr. Estes, age 47, has served as our Vice President of Product Marketing since September 2001. He served as our Director of Product Management from July 1999 to September 2001, and he served as Senior Product Manager from January 1998 to June 1999. From March 1990 through July 1997, Mr. Estes served in various senior management positions with XcelleNet, Inc. Mr. Estes has a B.S. degree in Industrial Management from Georgia Institute of Technology and has performed graduate work in Finance at Georgia State University.

         David G. Gibson
         Mr. Gibson, age 43, has served as our Vice President of Sales since February 1998. He served as our Director of OEM Sales from August 1997 to February 1998. From July 1995 to August 1997, Mr. Gibson served as Regional Sales Manager. From June 1986 to July 1995, Mr. Gibson held various sales management, marketing and business management positions with Integraph Corporation. Mr. Gibson has a B.S. degree in Engineering from Tennessee Technological University.

         Haines H. Hargrett
         Mr. Hargrett, age 59, has served as our Chief Financial Officer, Secretary, and Treasurer since September 1997. From 1994 to 1997 he was Chief Financial Officer/Treasurer of Medifax, Inc., a high technology medical transcription company. From 1992 to 1994 he was Chief Financial Officer for Park `N Fly, Inc., a company involved in developing and managing parking facilities near major-city airports. Mr. Hargrett holds a B.A. in Economics from Duke University and an M.B.A. in Finance from Indiana University.

         Christopher D. Lynn
         Mr. Lynn, age 51, has served as our Vice President of Marketing since October 2001. He served as our Vice President of Business Development from October 1999 until October 2001 and served as our Vice President of Printing and Publishing from April 1999 to October 1999. From 1997 to 1999 he was a partner and co-owner of Scott Hillam Associates, a consulting business engaged in international marketing of technology products. From 1994 to 1997 Mr. Lynn served as President of Cosa Technology, Inc., a subsidiary of Hagemayer Cosa Liebemann, Ltd., for which he was Vice President from 1991 through 1994. Prior to that Mr. Lynn held various management positions with Crosfield Electronics Ltd. of the United Kingdom. Mr. Lynn is a Chartered Engineer and holds a degree in Electronics from Southampton University in England.

         Ernest W. Quarles
         Mr. Quarles, age 40, has served as our Vice President of Development since July 1999. From 1991 through July 1999, he served as Product Development Manager, Project Manager, Software Engineer and Project Engineer. From 1989 to 1991 Mr. Quarles worked as a software design engineer at Cross Systems, Inc., and from 1986 to 1989 he was a design engineer at Rockwell International, Missile Systems Division. Mr. Quarles completed a dual-degree program at Morehouse College and the Georgia Institute of Technology where he received degrees in Physics and Electrical Engineering. He also holds an MBA from Georgia State University.

         Burton M. Smith
         Mr. Smith, age 45, has served as our Vice President of Strategic Alliances since October 2001. He served as our Vice-President of Marketing from February 1998 until October 2001 and served as our Director of Marketing from June 1997 through February 1998. From July 1995 to June 1997, Mr. Smith served as Regional Sales Manager. From February 1984 to July 1995, Mr. Smith held various sales management and marketing positions with Integraph Corporation. Mr. Smith has a Bachelor of Electrical Engineering degree from the Georgia Institute of Technology.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

         The following table sets forth certain summary information with respect to the compensation earned for services rendered by our Chief Executive Officer and four other most highly compensated executive officers (collectively, the "Named Executive Officers") for the fiscal years ended December 31, 2001, 2000 and 1999.



                                               Summary Compensation Table

                                                                                                      Long-Term
                                                                Annual Compensation               Compensation Awards
                                                          ---------------------------------     ------------------------
                                                                                                 Number of Securities
     Name and Principal Position             Year             Salary            Bonus(1)          Underlying Options
     --------------------------------    -------------    ---------------    --------------     ------------------------
     David P. Moran(2)                       2001           $ 92,000            $65,000              1,000,000
        President and Chief                  2000                  0                  0                      0
         Executive Officer                   1999                  0                  0                      0

     John C. Bacon(3)                        2001            250,000                  0                      0
        Chairman, Director                   2000            285,000                  0                      0
         former President & CEO              1999            285,000                  0                      0

     David G. Gibson                         2001            131,000             74,000                 40,000
        Vice President - Sales               2000            105,000             45,000                 45,000
                                             1999            105,000             58,000                 25,000

     Burton M. Smith                         2001            153,000             24,000                 30,000
        Vice President - Strategic           2000            132,000             37,000                 45,000
         Alliances                           1999            125,000             45,000                 25,000

     Haines H. Hargrett                      2001            143,000             14,000                 40,000
        Chief Financial Officer,             2000            134,000             11,000                 35,000
         Secretary & Treasurer               1999            134,000                  0                 25,000

     Ernest W. Quarles                       2001            132,000             33,000                 50,000
        Vice President -                     2000            109,000             20,000                 65,000
         Development                         1999            102,000             13,000                 55,000

-----------------------
(1) Bonuses are for services rendered in the fiscal year indicated. In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted because such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the Named Executive Officer for such year.

(2) Mr. Moran joined us in September 2001 as President and Chief Executive Officer.

(3) Mr. Bacon resigned from his Position as President and Chief Executive Officer in September 2001. Mr. Bacon continues to serve as one of our Directors, and was elected as Chairman of the Board in September 2001.

Option Grants in Last Fiscal Year

         The following table sets forth information concerning options granted to the Named Executive Officers during the year ended December 31, 2001:


                                                                   Individual Grants
                           ----------------------------------------------------------------------------------------
                             Number of       Percent of                                     Potential Realizable
                            Securities      Total Options    Exercise or                   Value at Assumed Annual
                            Underlying        Granted to      Base Price                  Rates of Appreciation for
                              Options         Employees          Per       Expiration          Option Term(2)
Name                          Granted          In 2001         Share(1)       Date           5%               10%
----                       ------------     -------------    -----------   -----------    --------------------------
David P. Moran(3)          1,000,000(1)          66%            $0.89          9/3/11          559,716     1,418,431
John C. Bacon                      0              0%             0.00            NA                  0             0
Burton M. Smith               30,000(2)           2%             1.85         2/15/11           34,904        88,453
David G. Gibson               40,000(2)           3%             1.85         2/15/11           46,538       117,937
Haines H. Hargrett            40,000(2)           3%             1.85         2/15/11           46,538       117,937
Ernest W. Quarles             50,000(2)           3%             1.85         2/15/11           58,173       147,421

-----------------------
(1) Options were granted with an exercise price equal to or above the fair market value of the Common Stock on the date of grant as determined by the Board of Directors.

(2) This column shows the hypothetical gain or option spreads of the options granted based on assumed annual compound stock appreciation rates of 5% and 10% over the full terms of the options. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future Common Stock prices. Actual gains, if any, are dependent upon the timing of exercise and the future performance of our Common Stock.

(3) Mr. Moran joined us in September 2001 as President and Chief Executive Officer.

Option Exercises in Last Fiscal Year and Year-End Option Values

         The following table sets forth the aggregate dollar value of all options exercised and the total number of unexercised options held by the named Executive Officers, on December 31, 2001:

                                                       Number of Securities Underlying         Value of Unexercised
                                                            Unexercised Options at            In-the-Money Options at
                             Shares                           December 31, 2001                December 31, 2001(2)
                            Acquired      Value               -----------------                --------------------
          Name            on Exercise   Realized(1)     Exercisable     Unexercisable       Exercisable   Unexercisable
          ----            -----------   -----------     -----------     -------------       -----------   -------------
John C. Bacon                 0             0           1,300,000                  0             0               0
Burton M. Smith               0             0             145,000             75,000             0               0
David G. Gibson               0             0             148,000             42,000             0               0
Haines H. Hargrett            0             0             122,000             38,000             0               0
Ernest W. Quarles             0             0             134,000             55,000             0               0

---------------------------
(1) Amounts disclosed in the column do not reflect amounts actually received by the Named Executive Officers but are calculated based on the difference between the fair market value on the date of exercise of the options and the exercise price of the options. The Named Executive Officers will receive cash only if and when they sell the common stock issued upon exercise of the options, and the amount of cash received by such individuals is dependent on the price of the common stock at the time of such sale as well as federal and state income taxes and the expenses of option exercises and sales of stock.

(2) The closing price for our common stock as reported by the Oslo Stock Exchange on December 31, 2001 was $0.38. The value is calculated by the excess of the year-end value of $0.38 over the option exercise price, multiplied by the number of shares of common stock underlying the option.

Employment Contracts and Termination and Change in Control Arrangements

         In September 2001, we entered into an employment agreement with Mr. Moran who serves as our President and Chief Executive Officer. The employment agreement provides for a base salary of $275,000 per annum, a signing bonus, which was paid upon his joining us of $25,000, and annual bonuses to be paid upon the accomplishment of goals as established by the Board of Directors. Pursuant to the Agreement, Mr. Moran was granted stock options pursuant to our 2001 Stock Option Plan for 1,000,000 shares, vesting ratably over a three year period at the exercise price per share of our Common Stock equal to the closing price of our Common Stock traded on the Oslo Stock Exchange as of the date of his employment, $0.89 per share. The agreement further provides that Mr. Moran is entitled to receive a cash bonus in the event of a Change in Control as defined in the agreement. The term of the employment agreement is two years. If we terminate Mr. Moran's employment without cause prior to the expiration of the employment agreement, we would be required to continue to pay Mr. Moran an amount equal to his monthly salary at the then current rate for a period of 12 months.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         Our Board of Directors has established the Compensation Committee of the Board to assist the Board in its administration of our compensation programs. The Committee is comprised of two directors: John R. Festa and Asmund
R. Sl0gedal. The Committee is responsible for: (i) recommending the most effective total executive compensation strategy based upon our business needs and consistent with shareholders' interests; (ii) monitoring corporate performance and its relationship to compensation of executive officers; and
(iii) making appropriate recommendations concerning matters of executive compensation.

Compensation Philosophy

         The policies of the Board and the Committee with respect to executive officers, including the Chief Executive Officer, are to provide compensation sufficient to attract, motivate, and retain executives of outstanding ability and potential. To emphasize sustained performance of our executive officers, the Board has considered ways to align executive compensation with the creation of shareholder value. The Board's policies are implemented using a mix of the following key elements:

     1. We pay base salaries that are generally competitive with other leading software companies with which we compete for talent. To ensure that our salaries are sufficient to attract and retain highly qualified executives and other key employees, we regularly compare our salaries with those of our competitors and sets salary parameters based on this review;

     2. We pay cash bonuses based on the achievement of financial and operating goals and high levels of performance; and 3. We provide significant equity-based incentives pursuant to our 2001 Option Plan to ensure that our executive officers, directors and key employees are motivated to achieve our long-term goals.

     3. We provide significant equity-based incentives pursuant to our 2001 Option Plan to ensure that our executive officers, directors and key employees are motivated to achieve our long-term goals.

Base Salary

         The Committee recognizes the importance of maintaining compensation practices and levels of compensation competitive with other leading software companies with which we compete for personnel. Base salary represents the fixed component of the executive compensation program. Base salary levels are established based on an annual review of executive salary levels at similar software companies and on the basis of individual performance. Periodic increases in base salary are the result of individual contributions evaluated against established annual long-term performance objectives and an annual salary survey of comparable companies in our industry. Base salaries for some of our executives were increased during 2001 and we believe they are competitive with comparable companies.

Cash Bonuses

         Cash bonus awards are another component of our compensation program and are designed to reward our executives and other senior managers for assisting us in achieving our operational goals through exemplary individual performance. Bonuses, if any, are both linked to the achievement of specified individual and corporate goals as well as a review of personal performance that is determined at the discretion of the Board or the Committee.

Equity Compensation

         Our 2001 Option Plan has been established to provide all employees, including our executive officers, with an opportunity to share, along with our shareholders, in our long-term performance. The Committee strongly believes that a primary goal of the compensation program should be to provide key employees who have significant responsibility for our management, growth, and future success with an opportunity to increase their ownership of the Company and potentially gain financially from increases in the price of our Common Stock. The interests of shareholders, executives, and employees should thereby be closely aligned. The exercise price of incentive stock options granted under the 2001 Option Plan must be at least equal to fair market value at the date of grant, whereas non-qualified stock options granted under these plans may be at an exercise price less than the fair market value of the Common Stock on the date of the grant. The options generally vest over a period of three years and expire not more than ten years from the date of grant.

Chief Executive Officer Compensation

         The Committee uses the procedures described above in recommending the annual salary, bonus, and stock option awards for our Chief Executive Officer. David Moran was elected as our Chief Executive Officer effective September 2001. Pursuant to Mr. Moran's employment agreement with us, he receives $275,000 in annual base salary. Also, pursuant to his employment agreement, Mr.

Moran received a bonus of $25,000 that was paid upon his joining us in September 2001. In addition, Mr. Moran is entitled to receive a cash bonus in the event of a Change in Control of us (as defined by Mr. Moran's employment agreement).

         John C. Bacon was elected as our Chief Executive Officer effective February 1998 and served until September 2001. Pursuant to Mr. Bacon's employment agreement with us, he received $191,000 in annual base salary through August 2001. Mr. Bacon's 2001 compensation package was appropriate and consistent with his performance during 2001, as well as within the range of comparable companies.

         Under our executive compensation program, the total compensation mix for senior executives emphasizes long-term rewards in the form of stock options. See "Executive Compensation -- Option Grants in Last Fiscal Year" and "--Employment Contracts and Termination and Change-in-Control Arrangements" elsewhere herein for information concerning options granted to our executive officers during 2001.

         Section 162(m) of the Code limits us to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain Named Executive Officers in a taxable year. Compensation above $1 million may be deducted if it is "performance-based compensation" with the meaning of the Code. The Committee has determined to satisfy the requirements for "performance-based compensation" with respect to compensation awarded to our Named Executive Officers whenever possible and to the extent then practicable.

Directors' Compensation

         Our Directors who are not also our employees ("Non-employee Directors") currently receive no cash compensation from us, but are reimbursed for their out-of-pocket expenses for attending each meeting of the Board of Directors. Directors who are our employees do not receive any additional compensation for their services as directors. Non-employee Directors are eligible to receive options under our 2001 Stock Option Plan.

Stock Price Performance

        Set forth below is a line graph indicating the stock price performance of our common stock for the period beginning June 23, 1998 (when our common stock became registered under Section 12 of the Securities and Exchange Act of 1934, as amended) through December 31, 2001, against the cumulative shareholder return during each period achieved by the Oslo Stock Exchange's Information Technology Index and Software Services Index. The graph assumes that $1.00 was invested at the beginning of the period and has been adjusted for any dividends distributed after June 23, 1998. No cash dividends have been paid by us during this period.

                          Stock Performance Chart Data

Name                              06/23/98    09/30/98    12/31/98    03/31/99    06/30/99    09/30/99    12/31/99
----                              --------    --------    --------    --------    --------    --------    --------
Chart Data
                                   Jun-98      Sep-98      Dec-98      Mar-99       Jun-99      Sep-99      Dec-99
  OSE Information Technology         1.00        0.63        0.71        0.73         0.77        0.80        1.14
  OSE Software & Services            1.00        0.68        0.73        0.81         0.90        0.93        1.64
       MediaBin                      1.00        0.28        0.18        0.29         0.28        0.21        0.29


Name                              03/31/00    06/30/00    09/30/00    12/31/00    03/31/01    06/30/01    09/30/01    12/31/01
----                              --------    --------    --------    --------    --------    --------    --------    --------
Chart Data
                                   Mar-00      Jun-00      Sep-00      Dec-00       Mar-01      Jun-01      Sep-01      Dec-01
  OSE Information Technology         1.47        1.09        1.08        0.78         0.71        0.49        0.28        0.43
  OSE Software & Services            1.84        1.48        1.79        1.13         1.06        0.89        0.59        0.83
       MediaBin                      0.72        0.66        0.76        0.41         0.42        0.26        0.17        0.12


         This Stock Performance Graph shall not be deemed incorporated by reference by any general statement incorporating this Annual Report into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (collectively the "Acts"), except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of February 28, 2002, the beneficial ownership of our outstanding Common Stock of (i) each person known us to own beneficially more than 5% of our outstanding Common Stock, (ii) our Chief Executive Officer(s) and each of our four most highly compensated executive officers during 2001, (iii) each of our directors, and (iv) all executive officers and directors as a group:


                                                    Common Stock Beneficially Owned(2)
                                              ---------------------------------------------
Name and Address of                              Number of Shares of
Beneficial Owners(1)                               Common Stock        Percentage of Class
--------------------                         ----------------------   -------------------
David P. Moran(3)                                        166,700                *
John C. Bacon(4)                                       1,300,000               6.9%
Asmund R. Sgedal(5)                                      148,000                *
John R. Festa(6)                                         830,100               4.5 %
Terje Mikalsen(7)                                      3,650,000              20.8%
David G. Gibson(8)                                       148,300                *
Haines H. Hargrett(9)                                    146,700                *
Ernest W. Quarles(10)                                    136,600                *
Burton M. Smith(11)                                      150,000                *
Venturos AS(7)                                         3,650,000              20.8%
Glastad Holding, Ltd                                   2,139,700              12.2%
Brovigtank A/S                                         1,357,700               7.7%

All executive officers and directors                   6,904,700              33.5%
  as a group (9 persons)

---------------------
*Less than 1% of the outstanding Common Stock
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Percentage of beneficial ownership is based on 17,529,607 shares of Common Stock outstanding as of February 28, 2002. The business address of each beneficial owner other than Venturos AS, Cera Limited, and Brovigtank A/S, is c/o MediaBin, Inc., 7 Piedmont Center Suite 600, Atlanta, Georgia 30305-1530. The business address of Venturos AS is P.O. Box 113, 4551 Farsund, Norway. The business address of Glastad Holding, Ltd. is 10 Stratton Street, 4th Floor, London WIX 4EJ, England. The business address of Brovigtank A/S is Radhusgt-5B, 0151 Oslo, Norway.

(2) Includes shares of Common Stock subject to options that may be exercised within 60 days of February 28, 2002. Such shares are deemed to be outstanding for the purposes of computing the percentage ownership of the individual holding such shares, but are not deemed outstanding for purposes of computing the percentage of any other person shown in the table.

(3)    Includes options to purchase 166,700 shares of Common Stock.

(4)    Includes options to purchase 1,300,000 shares of Common Stock.

(5)    Includes options to purchase 40,000 shares of Common Stock.

(6)    Includes options to purchase 830,100 shares of Common Stock.

(7) Includes 3,300,000 shares held by Venturos AS and 350,000 shares held by Teto Invest V AS, as to which Mr. Mikalsen disclaims ownership.

(8)    Includes options to 148,300 shares of Common Stock.

(9)    Includes options to purchase 121,700 shares of Common Stock.

(10)   Includes options to purchase 133,600 shares of Common Stock.

(11)   Includes options to purchase 145,000 shares of Common Stock.

      COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities and Exchange Act of 1934, as amended ("Exchange Act"), requires our officers and directors and persons who own more than 10% of the Common Stock to file reports of beneficial ownership and changes in beneficial ownership of Common Stock and any other of our equity securities with the Securities and Exchange Commission. Officers, directors, and greater than 10% shareholders are required by the Securities and Exchange Commission to furnish us with copies of all such forms they file.

         Based solely on a review of the copies of the forms that it has received, we believe that our officers, directors, and greater than 10% beneficial owners complied with all of the Section 16(a) filing requirements in 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During 2000 and 2001, we entered into loan agreements with Venturos AS, a shareholder controlled by Mr. Terje Mikalsen, a member of our Board of Directors, and with Glastad Holding, Ltd., another of our shareholders (the "Lenders"). Under these agreements, we have borrowed a total of $9,433,825 for a term of four years. The terms of the loans call for us to pay interest at the rate of prime plus 1%. Principal payments begin March 2002 and are to be paid in quarterly installments through 2004. In the event that we successfully complete a private placement or public offering of common stock raising funds greater than $2,000,000, then the

Lenders automatically will convert $6,683,825 of the loans and have the option to convert the $2,750,000 remaining balance of the loans into shares of common stock at 75% of the private placement or public offering price.

         During 2001, we entered into loan agreements with Venturos AS, under which we borrowed a total of $2,375,000. The terms of the loans call for us to pay interest at the rate of prime plus 1%. Principal payment is due in full in March 2002. $1,775,000 of this loan has been repaid subsequent to year-end.

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

     (b) Reports on Form 8-K. None.

     (c) Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

    Exhibit
    Number                            Description
    -------    -----------------------------------------------------------------
      3.1      Amended and Restated Articles of Incorporation of the Registrant
               (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 1999 (File No.
               000-24087) filed on March 30, 2000)

      3.2 Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form 10 (File No. 000-24087) filed on April 24, 1998, as amended)

      3.3 Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.3 to Form 10-Q for the Quarter ended March 31, 2001 (File No. 000-24087) filed on May 7, 2001)

      4.1 Warrant for the Purchase of Shares of Common Stock of the Registrant issued to Mosvold Farsund AS dated May 31, 1996 (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 10 (File No. 000-24087) filed on April 24, 1998, as amended)

     10.1 Lease between California State Teachers' Retirement System and the Registrant dated January 31, 1995 for premises situated at 3525 Piedmont Road, N.E., Seven Piedmont Center, Suite 600, Atlanta, Georgia 30305 (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form 10 (File No. 000-24087) filed on April 24, 1998, as amended)

     10.2 Lease between T.A. Fisher & Sons Limited and Iterated Systems Limited dated June 27, 1997 relating to land and office buildings forming Unit No. 32 at Wellington Business Park, Dukes Ride, Crowthorne, Berkshire (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form 10 (File No. 000-24087) filed on April 24, 1998, as amended)

     10.3 Employment Agreement between the Registrant and Alan D. Sloan, dated May 1, 1994, as amended (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form 10 (File No. 000-24087) filed on April 24, 1998, as amended.

     10.4 MediaBin, Inc. (f/k/a Iterated Systems, Inc.) 1994 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit
               10.5 to our Registration Statement on Form 10 (File No. 000-24087) filed on April 24, 1998, as amended)

     10.5 MediaBin, Inc. (f/k/a Iterated Systems, Inc.) Amended and Restated 1994 Directors Stock Option Plan (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form 10 (File No. 000-24087) filed on April 24, 1998, as amended)

     10.6 Employment Agreement between the Registrant and David P. Moran dated July 31, 2001 (incorporated by reference to Exhibit 10.1 to our Form 10-Q (File No. 000-24087) filed on August 13, 2001.

     10.7 MediaBin, Inc. 2001 Stock Option Plan as adopted by our Shareholders May 9, 2001.

     10.8 Loan Agreement between Registrant and Venturos Holding AS dated March 23, 2000.

     10.9 Loan Agreement between Registrant and Venturos Holding AS dated October 11, 2000.

     10.10 Loan Agreement between Registrant and Venturos Holding AS dated December 28, 2000.

     10.11 Loan Agreement between Registrant and Venturos Holding AS dated April 4, 2001.

     10.12 Loan Agreement between Registrant and Venturos Holding AS dated June 21, 2001.

     10.13 Amendment to Promissory Note between Registrant and Venturos Holding AS dated September 18, 2001.

     10.14 Amendment to Promissory Note between Registrant and Venturos Holding AS dated September 28, 2001.

     10.15 Loan Agreement between Registrant and Venturos Holding AS dated September 28, 2001.

     10.16 Loan Agreement between Registrant and Venturos AS dated November 12, 2001.

     10.17 Amendment to Promissory Notes Deferral of Interest Payments between Registrant and Venturos AS dated December 31, 2001.

    Exhibit
    Number                            Description
    -------    -----------------------------------------------------------------
     10.18     Amendment to Promissory Notes Deferral of Principal Payments
               between Registrant and Venturos AS dated December 31, 2001

     10.19 Loan Agreement between Registrant and Glastad Capital AS dated March 23, 2000.

     10.20 Loan Agreement between Registrant and Glastad Capital AS dated October 11, 2000.

     10.21 Loan Agreement between Registrant and Glastad Capital AS dated June 21, 2001.

     10.22 Amendment to Promissory Note between Registrant and Glastad Capital AS dated September 19, 2001.

     10.23 Amendment to Promissory Note between Registrant and Glastad Capital AS dated September 28, 2001.

     10.24 Amendment to Promissory Notes Deferral of Interest Payments between Registrant and Glastad Holding, Ltd. dated December 31, 2001

     10.25 Amendment to Promissory Notes Deferral of Principal Payments between Registrant and Glastad Holding, Ltd. dated December 31, 2001

     10.26 Overdraft Credit Facility Between Registrant and Nordea Bank Norge ASA dated December 12, 2001.

     10.27 License Agreement between the Registrant and Iconquest, LLC dated January 10, 2002.

     10.28 Warrant between the Registrant and Iconquest, LLC dated January 8, 2002.

     10.29 Warrant Purchase Agreement between the Registrant and Iconquest, LLC dated January 8, 2002.

     10.30 Registration Rights Agreement between the Registrant and Iconquest, LLC dated January 7, 2002.

     13.1 The following financial information included within the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2001:

                   Report of Independent Auditors
                   Consolidated Balance Sheets as of December 31, 2001 and 2000. Consolidated Statements of Operations for the years ended
                     December 31, 2001, 2000, and 1999.
                   Consolidated Statements of Shareholders' Equity (Deficit)
                     and Comprehensive Loss for the years ended December 31, 2001, 2000, and 1999.
                   Consolidated Statements of Cash Flows for the years ended
                     December 31, 2001, 2000, and 1999.
                   Notes to Consolidated Financial Statements.

     21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to our Registration Statement on Form 10 (File No. 000-24087) filed on April 24, 1998, as amended)

     23.1 Consent and Report as to Schedule of PricewaterhouseCoopers LLP, Independent Accountants

     23.2 Consent and Report as to Schedule of Ernst & Young LLP, Independent Auditors

     99.1      Risk Factors

     (d)       Financial Statement Schedules.

         The following Financial Statement Schedule of MediaBin, Inc. for the years ended December 31, 2001, 2000 and 1999 is filed as a part of this report on Form 10-K and should be read in conjunction with the financial statements, and related notes thereto, of MediaBin, Inc.

                                  MediaBin, Inc.
                                   Schedule II
                        Valuation and Qualifying Accounts
                                 (in thousands)

           Valuation and Qualifying Accounts which are Deducted in the Balance Sheet from the Assets to which They Apply

                                                                  Additions
                                                        ----------------------------------
                                        Balance at         Charged to         Charged to
                                        Beginning          Costs and            Other                           Balance at
                                         of Year            Expenses           Accounts       Deductions        End of Year
                                       -------------    -----------------    -------------   --------------    --------------
Allowance for doubtful
accounts:
  Year Ended:
   December 31, 2001                       $29                 $39               $0              $(39)               $29
   December 31, 2000                         5                  24                0                (0)                29
   December 31, 1999                         6                  24                0               (25)                 5

                                                                    Additions
                                                        ----------------------------------
                                        Balance at         Charged to         Charged to

                                        Beginning          Costs and            Other                           Balance at
                                         of Year            Expenses           Accounts       Deductions        End of Year
                                       -------------    -----------------    -------------   --------------    --------------
Valuation allowance for deferred
 income tax assets:
  Year Ended:
   December 31, 2001                     $16,817              $3,550              $ 0            $ 0               $20,367
   December 31, 2000                      14,154               2,663                0              0                16,817
   December 31, 1999                      10,985               3,169                0              0                14,154

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K report for the period ending December 31, 2001 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MediaBin, Inc.

                                By: /s/ David Moran
                                   ---------------------------------------
                                   David P. Moran
                                   President and Chief Executive Officer
                                  (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                   Signature                             Title                              Date
       /s/ David P. Moran
       --------------------------------     President, Chief Executive                 March 29, 2002
       David P. Moran                       Officer;
                                            Pincipal Executive Officer)

       /s/ Haines H. Hargrett
       --------------------------------     Chief Financial Officer,                   March 29, 2002
       Haines H. Hargrett                   (Principal Financial Officer;
                                            Principal Accounting Officer)

       /s/ John C. Bacon
       ---------------------------------    Director and Chairman of the               March 29, 2002
       John C. Bacon                        Board of Directors

       /s/ John R. Festa
       ---------------------------------    Director and Vice Chairman of              March 29, 2002
       John R. Festa                        the Board of Directors

       /s/ Terje Mikalsen
       ---------------------------------    Director                                   March 29, 2002
       Terje Mikalsen

       /s/ Asmund R. Slogedal
       ---------------------------------    Director                                   March 29, 2002
       Asmund R. Slogedal

                                 MediaBin, Inc.
                        Consolidated Financial Statements

                  Years ended December 31, 2001, 2000, and 1999




                                    Contents

Report of Independent Accountants .......................................... F-2
Report of Independent Auditors ............................................. F-3

Audited Consolidated Financial Statements

Consolidated Balance Sheets ................................................ F-4
Consolidated Statements of Operations ...................................... F-5
Consolidated Statements of Shareholders'
Equity (Deficit) and Comprehensive Loss .................................... F-6
Consolidated Statements of Cash Flows ...................................... F-7
Notes to Consolidated Financial Statements ................................. F-8

                        Report of Independent Accountants

To the Board of Directors and Shareholders
MediaBin, Inc.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations, shareholders' deficit and comprehensive loss and cash flows present fairly, in all material respects, the financial position of MediaBin, Inc. and it subsidiary at December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that MediaBin, Inc. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, MediaBin, Inc. has incurred significant losses for the past several years and has financed these deficits with loans from shareholders. These conditions raise substantial doubt about the MediaBin, Inc.'s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.


/s/ PricewaterhouseCoopers, LLP
Atlanta, GA
March 18, 2002

                         Report of Independent Auditors

To the Board of Directors and Shareholders
MediaBin, Inc.

We have audited the accompanying consolidated balance sheet of MediaBin, Inc., as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive loss and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MediaBin, Inc. at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming MediaBin, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred significant operating losses for the past several years and has financed these deficits from funds produced from loans from shareholders. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

                                            /s/ Ernst & Young LLP

Atlanta, Georgia
February 4, 2001

                                 MediaBin, Inc.

                           Consolidated Balance Sheets

                                                                            December 31,
                                                                        2001          2000
                                                                    ------------  ------------
Assets
Current assets

Cash and equivalents                                                $ 1,030,398     $ 698,908
Accounts receivable, net of reserves for doubtful accounts
of $29,594 and $29,159, respectively                                    624,750       612,513
Prepaid expenses and other assets                                       101,997       111,123
                                                                    -----------   -----------
Total current assets                                                  1,757,145     1,422,544

Property and equipment

Computer equipment and software                                       3,159,381     3,001,767
Furniture and equipment                                                 403,951       403,150
Leasehold improvements                                                  152,056       145,522
                                                                    -----------   -----------
Total property and equipment                                          3,715,388     3,550,439
Accumulated depreciation                                             (3,305,477)   (3,119,901)
                                                                    -----------   -----------
Net property and equipment                                              409,911       430,538

Other assets                                                             21,046        22,101
                                                                    -----------   ------------
Total assets                                                        $ 2,188,102   $ 1,875,183
                                                                    ===========   ===========

Liabilities and shareholders' deficit

Current liabilities

Accounts payable                                                      $ 468,970     $ 505,200
Accrued liabilities                                                     591,828       307,507
Deferred revenue                                                        259,105       105,112
Short term debt                                                       1,338,418             0
Current maturities of loans from shareholders                         5,850,492       708,333
Current maturities of capitalized leases                                  3,640        43,630
Other current liabilities                                               183,406        85,969
                                                                    -----------   -----------
Total current liabilities                                             8,695,859     1,755,751

Non-current liabilities

Loans from shareholders                                               5,958,333     3,791,667
Capitalized leases                                                            0         1,436
                                                                    -----------   -----------
Total non-current liabilities                                         5,958,333     3,793,103

 Shareholders' deficit

Common stock, $.01 par value; Authorized - 40,000,000;
Issued and outstanding - 17,529,607 in both years                       175,297       175,297
Additional paid-in capital                                           31,832,625    31,812,722
Accumulated deficit                                                 (44,474,012)  (35,661,690)
                                                                    -----------   -----------
Total shareholders' deficit                                         (12,466,090)   (3,673,671)
                                                                    -----------   -----------
Total liabilities and shareholders' deficit                         $ 2,188,102   $ 1,875,183
                                                                    ===========   ===========

                             See accompanying notes.

                                 MediaBin, Inc.

                   Consolidated Statements of Operations

                                                     Year ended December 31,
                                             2001           2000         1999
                                        ------------    -----------  -----------
Revenue:
     License                            $  1,398,855    $ 1,788,144  $ 1,107,796
     Services                                530,693        582,995      589,571
                                        ------------    -----------  -----------
         Total revenue                     1,929,548      2,371,139    1,697,367

Cost of revenue                            $ 297,615        283,783       91,100
                                        ------------    -----------  -----------

Gross margin                               1,631,933      2,087,356    1,606,267

Operating expenses:

     Sales and marketing                   3,640,891      2,802,715    3,464,032
     Research and development              3,841,540      3,504,161    4,188,283
     General and administrative            2,323,217      1,831,469    2,179,583
                                        ------------    -----------  -----------
         Total operating expenses          9,805,648      8,138,345    9,831,898
                                        ------------    -----------  -----------
Operating loss                            (8,173,715)    (6,050,989)  (8,225,631)

Other income (expense):

     Interest income                          17,543         77,188      219,526
     Interest expense                       (656,149)      (167,478)        (452)
     Foreign currency exchange loss                0              0      (52,308)
                                        ------------    -----------  -----------
         Total other income (expense)       (638,606)       (90,290)     166,766
                                        ------------    -----------  -----------
Net loss                                $ (8,812,321)    (6,141,279) $(8,058,865)
                                        ============    ===========  ===========
Basic and diluted loss per share             $ (0.50)       $ (0.35)     $ (0.61)
                                        ============    ===========  ===========
Weighted average shares
outstanding-basic and diluted             17,529,607     17,528,398   13,310,365
                                        ============    ===========  ===========

                             See accompanying notes.

                                 MediaBin, Inc.
Consolidated Statements of Shareholders' Equity (Deficit) and Comprehensive Loss

                                                                                                Accumulated
                                          Common Stock          Additional                         Other
                                    ------------------------      Paid-In       Accumulated    Comprehensive
                                       Shares         Amount      Capital         Deficit           Loss         Total
                                    -------------------------------------------------------------------------------------
Balance at December 31, 1998        13,073,025     $ 130,730   $ 29,806,036  $ (21,461,546)      $ 43,098     $ 8,518,318
Comprehensive loss:
Net loss                                     0             0              0     (8,058,865)             0      (8,058,865)
Currency translation adjustment              0             0              0              0         43,550          43,550
Comprehensive loss                           0             0              0              0              0      (8,015,315)
Issuance of warrants                         0             0              0              0              0               0
Exercise of stock options                2,500            25            771              0              0             796
Rights Offering of stock, net
of $179,000 of offering costs        4,444,815        44,449      1,998,874              0              0       2,043,323
                                    -------------------------------------------------------------------------------------
Balance at December 31, 1999        17,520,340       175,204     31,805,681    (29,520,411)        86,648       2,547,122
Comprehensive loss:
Net loss                                     0             0              0     (6,141,279)             0      (6,141,279)
Currency translation adjustment              0             0              0              0        (86,648)        (86,648)
Exercise of stock options                1,667            17          3,317              0              0           3,334
Rights offering of stock                 7,600            76          3,724              0              0           3,800
                                    -------------------------------------------------------------------------------------
Balance at December 31, 2000        17,529,607       175,297     31,812,722    (35,661,690)             0      (3,673,671)
Comprehensive loss:
Net loss                                     0             0              0     (8,812,321)             0      (8,812,321)
Issuance of warrants                         0             0         19,902              0              0          19,902
                                    -------------------------------------------------------------------------------------
Balance at December 31, 2001        17,529,607     $ 175,297    $31,832,624   $ (44,474,011)           $ 0   $(12,466,090)
                                    =====================================================================================

See accompanying notes.
                                       F-6

                                 MediaBin, Inc.

                      Consolidated Statements of Cash Flows

                                                                            Year ended December 31,
                                                                   2001           2000           1999
                                                               ------------  -------------  -------------
Operating activities
Net loss                                                       $(8,812,321)  $ (6,141,279)  $ (8,058,865)
Adjustments to reconcile net loss to net cash used
  in operating activities:
      Depreciation and amortization                                186,161        242,073        417,374
      Loss (gain) on disposal of equipment                             901            525         (6,006)
      Foreign currency translation loss                                  0              0         52,308
      Cumulative translation adjustment on disposal
          of foreign subsidiary                                          0        (86,648)             0
      Changes in assets and liabilities:
          Accounts receivable                                      (12,237)      (279,934)      (118,491)
          Prepaid expenses and other assets                         10,181          9,408        114,199
          Accounts payable                                         (36,230)       246,841        104,689
          Accrued expenses                                         284,321       (118,790)        73,211
          Deferred revenue                                         153,993         (1,708)       101,694
          Other liabilities                                        251,165         71,564        (34,572)
                                                               -----------   -------------  -------------
Net cash used in operating activities                           (7,974,066)    (6,057,948)    (7,354,459)

Investing activities
Purchases of property and equipment                               (166,436)      (345,206)      (114,441)
Proceeds from sale of property and equipment                             0         71,414          8,620
Sales of short-term investments                                          0              0      4,270,444
                                                               -----------   -------------  -------------
Net cash provided by (used in) investing activities               (166,436)      (273,792)     4,164,623

Financing activities
Proceeds of loans from shareholders                              7,250,000      4,500,000              0
Proceeds from short term loans                                   1,338,418              0              0
Payments on shareholder loans                                      (75,000)             0              0
Payments on capital lease obligations                              (41,426)       (21,759)        (4,874)
Issuance of common stock                                                 0        262,135      1,789,119
                                                               -----------   -------------  -------------
Net cash provided by financing activities                        8,471,992      4,740,376      1,784,245

Effect of exchange rate fluctuation on cash                              0          1,929        (12,136)
                                                               -----------   -------------  -------------
Increase (decrease) in cash and cash equivalents                   331,490     (1,589,435)    (1,417,727)
Cash and cash equivalents at beginning of period                   698,908      2,288,343      3,706,070
                                                               -----------   -------------  -------------
Cash and cash equivalents at end of period                     $ 1,030,398   $    698,908    $ 2,288,343
                                                               ===========   =============  =============

Supplemental disclosures of cash items
      Interest paid                                            $   363,659   $     81,509    $       452

Non-cash investing and financing activities
      Issuance of common stock in return for subscription
          recievable                                           $         0   $          0     $  255,600
      Issuance of warrants                                     $    19,903   $          0     $        0
      Equipment acquired through capital lease                 $         0   $     66,825     $        0
      Conversion of interest into debt                         $   183,825   $          0              0

See accompanying notes.

                                       F-7

                                 MediaBin, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2001

1.  Description of Business and Summary of Significant Accounting Policies

Description of Business
MediaBin, Inc. (the "Company" or "we") develops and markets MediaBinTM software which combines an image database with a powerful image processing engine to enable customers to catalog, search, retrieve and download images in any format or size needed.

As shown in the financial statements, we incurred a net loss of $8,812,321 in 2001, and have an accumulated deficit of $44,474,012 at December 31, 2001. We used cash in operating activities of $7,974,066 in 2001 and $6,057,948 in 2000. The funding of our operations in 2001 was generated primarily by loans from shareholders , which has enabled us to meet our obligations despite negative cash flows. However, we may not be able to depend solely on existing funds or additional loans from shareholders to meet our planned obligations during 2002. We will seek to raise additional cash from equity and/or debt in order to fund operations. We may undertake certain cost cutting measures that could slow down our research and development efforts. It is not possible to predict the outcome of our efforts, and there is no assurance that we will be successful in increasing revenues, reducing costs or obtaining financing sufficient to fund our operations. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Principles of Consolidation
The consolidated financial statements include the accounts of our wholly owned United Kingdom subsidiary, Iterated Systems, Limited ("ISL"). Significant intercompany accounts and transactions have been eliminated in consolidation. In December 2000, we decided to cease operations in the United Kingdom and either sell ISL or to close it down. In December 2000, we decided to dispose of our United Kingdom operations and recorded all expected costs of selling or closing down operations as of December 31, 2000. We do not expect to incur material costs in the future relating to this disposal.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts, depreciation and amortization period, and capitalized software development cost.

Cash Equivalents
We consider all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization expense is calculated using the shorter of the lease term or the straight-line method over the estimated useful lives of the related assets. The cost and accumulated depreciation of assets under capital lease are $81,000 and $29,200, respectively, at December 31, 2001. Depreciation of assets recorded under capital leases is included with depreciation and amortization expense.

            Property Classifications                    Depreciable Life
            Computer Hardware & Software                    3 years
            Furniture and Fixtures                          7 years
            Office Equipment                                5 years
            Leasehold Improvements                   Remaining term of Lease

Advertising Costs
Advertising costs are expensed in the period incurred.

Software Development Costs
Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Research and development expenditures incurred to establish technological feasibility of a computer software product are expensed in the period incurred and are included in research and development expenses in the Statement of Operations. Based upon our software development process, technological feasibility is established upon the completion of a working model. Costs incurred by us between completion of a working model and the point at which the computer software product is ready for general release has been insignificant.

Revenue Recognition
We recognize software license fee revenue in accordance with AICPA Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"). Accordingly, we do not recognize revenue from software license agreements unless the product has been delivered, persuasive evidence of an arrangement exists, the license fee amount is fixed and determinable and collection of the fee is probable. We generally sell our products under multiple element arrangements together with services and software maintenance. In cases where services are not considered essential to the functionality of the software, and where we have vendor specific objective evidence of fair value of all the undelivered elements, we use the residual method to account for the value of the delivered elements. Where services are considered essential to the functionality of the software, we use the percentage of completion to account for the services and license fees using labor hours as the indicator of completeness. Revenue from license fees subject to customer acceptance clauses are not recognized until formal acceptance has been received or rights related to customer acceptance clauses have expired. Revenue from services is recorded as the services are performed. Revenue from software maintenance contracts is recorded ratably over the term of the support contract which is typically one year.

Deferred revenues arise primarily as a result of annual billings of software maintenance fees at the beginning of maintenance terms and billings of software license fees which do not meet the criteria for recognition under SOP 97-2 as of the balance sheet date.

Foreign Currency Translation
ISL considers the British pound to be its functional currency. We consider our functional currency to be the US dollar. ISL's assets and liabilities are translated at year-end rates of exchange and its revenues and expenses are translated at the average rates of exchange during the year.

Gains and losses resulting from currency translation are accumulated as a separate component of shareholders' equity (deficit) and comprehensive loss. Gains and losses resulting from foreign currency transactions are included in the determination of net loss. In December 2000, we decided to dispose of our United Kingdom operations and eliminated accumulated currency translation gains and losses as a separate component of shareholders' equity (deficit) at December 31, 2000.

Stock Based Compensation
SFAS No. 123, Accounting for Stock Based Compensation ("SFAS 123"), sets forth accounting and reporting standards for stock based employee compensation plans. As permitted by SFAS 123, we account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations ("APB 25"). Accordingly, no compensation expense has been recognized for stock options granted to employees.

Net Loss Per Share
Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the impact of potentially dilutive securities. Because we incurred a net loss for the year, our potentially dilutive securities were anti-dilutive and, therefore, were not included in the computation of diluted loss per share.

The dilutive share base for the year ended December 31, 2001 excludes incremental shares of 5,327,800 related to employee stock options and 1,842,234 related to warrants. Also excluded from the dilutive share base are shares that might be issued upon the conversion of the loans from shareholders discussed in
Note 3.

Long-Lived Assets
SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangible assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying value of long-lived assets is periodically reviewed by management, and impairment losses, if any, are recognized when the expected undiscounted future operating cash flow derived from such assets are less than their carrying value. Management believes that no such impairments have occurred during the years ended December 31, 2001 and 2000. If impairment had existed, the amount of such impairment would be calculated based on the estimated fair value of the asset.

Income Taxes
Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Recently Issued Accounting Standards.
In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangibles." Under these new standards, the FASB eliminated accounting for certain mergers and acquisitions as poolings of interests, eliminated amortization of goodwill and indefinite life intangible assets, and established new impairment measurement procedures for goodwill. For us, the standards become effective for all acquisitions completed on or after June 30, 2001. Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions completed prior to June 30, 2001 become effective January 1, 2002. This statement is not expected to have a current effect on us, as we have not completed any mergers or acquisitions and have no goodwill recorded in our financial statements. However, our future acquisitions will be recorded in accordance with this statement.

In June of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the assets' useful life. Any subsequent changes to the fair value of the liability due to the passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. We will be required to adopt this statement no later then January 1, 2003. This statement is not expected to have a material effect on us.

In October of 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. This statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment on goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142, "Goodwill and Other Intangible Assets." According to SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. We will be required to adopt this statement no later than January 1, 2002. This statement is not expected to have a material effect on us.

In November 2001, the FASB's Emerging Issues Task Force reached a consensus on EITF Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction in the selling prices of the vendor's product and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration related to a separate identifiable benefit and the benefit's fair value can be established. This issue is to be applied retroactively in the first fiscal quarter ending after December 15, 2001. We have not yet finalized our evaluation of the effects of this consensus on the consolidated financial statements. We do not expect this to have a material impact on our financial statements.

Reclassifications
Certain reclassifications were made to the 2000 and 1999 financial statements to conform to the 2001 presentation.

2. Financial Instruments
Financial instruments which potentially subject us to significant concentrations of credit risk consist principally of trade accounts receivable, accounts payable and notes payable.

We maintain cash and cash equivalents and certain other financial instruments with various financial institutions. Our policy is designed to limit exposure at any one institution. Certain balances are in excess of Federal Deposit Insurance Corporation guaranteed amounts. We perform periodic evaluations of the relative credit standing of those financial institutions that are considered in our investment strategy.

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their estimated fair values.

3. Loans
During 2000 and 2001, we entered into loan agreements with Venturos AS, a shareholder controlled by Mr. Terje Mikalsen, a member of our Board of Directors, and with Glastad Holding, Ltd., another shareholder of ours (the "Lenders"). Under these agreements, we have borrowed a total of $9,433,825 for a term of four years. The terms of the loans call for us to pay interest at the rate of prime plus 1%. Principal payments begin March 2002 and are to be paid in quarterly installments through 2004. In the event that we successfully completes a private placement or public offering of common stock raising funds greater than $2,000,000, then the Lenders automatically will convert $6,683,825 of the loans and have the option to convert the $2,750,000 remaining balance of the loans into shares of common stock at a price equal to 75% of the private placement or public offering price. At the time of the conversion, a beneficial conversion charge will be taken by the Company.

During 2001, we entered into loan agreements with Venturos AS, under which we borrowed a total of $2,375,000. The terms of the loans call for us to pay interest at the rate of prime plus 1%. Principal payment is due in full in March 2002. $1,775,000 has been repaid subsequent to year-end.

The weighted average interest rate on all of the above loans for 2001 was 7.59%

In the event that the loans are not converted to common stock, principal payments will be made as follows.

                   2002               $ 5,850,492
                   2003                 3,083,333
                   2004                 2,604,167
                   2005                   270,833
                                     ------------
                        Total         $11,808,825
                                     ============

During 2001, we entered into a loan agreement with Nordea Bank Norge ASA providing a credit facility under which we can draw up to $3,350,000. The loan is guaranteed by three of our major shareholders. Interest is calculated at the rate of 1.75% above the bank's base rate for debit call loans (currently 1.79%). Principal and interest is due December 2002. As of December 31, 2001, $1,338,418 of this credit facility had been utilized. Subsequent to year-end, an additional $1,950,000 has been drawn down.

4. Leases
We lease certain office furniture, office equipment and office space under noncancellable agreements. The office equipment lease provides for an extension of the lease term at fair rental value or a purchase option at fair market value. Rent expense under all operating leases approximated $458,807, $426,969, and $511,550 during 2001, 2000, and 1999, respectively. We have leased office space in Reading, England which has been assigned to a sublessor who has assumed all of our obligations. In the event the assignee of the assigned lease defaults, then we are obligated for the lease payments.

Future minimum lease payments under noncancellable leases, with initial lease terms of at least one year at the time of inception, are as follows at December 31, 2001:

                                                     Capital leases      Operating leases
                                                     ------------------------------------
2002                                                       $  3,940         $   502,527
2003                                                              0             517,003
2004                                                              0             531,972
2005                                                              0             348,078
2006 and after                                                    0             508,056
                                                          -----------------------------
                                                              3,940           2,407,636
Less: lease assigned                                              0            (820,706)
                                                          -----------------------------
                                                              3,940        $  1,586,930
                                                                           ============
Less: interest included in lease payments                       300
                                                          ---------
Principal amount of capital lease payments                $   3,640
                                                          =========

5. Common Stock
Our common stock is traded on the Oslo Stock Exchange. We have not registered any securities for offer or sale with the United States Securities and Exchange Commission other than shares registered under Form S-8 for our stock option plans. Our securities may not be offered for sale or sold in the United States, or to or for the account or benefit of any "U.S. person" unless the securities are registered or an exemption from the registration requirements is available.

A total of 8,086,134 shares of our common stock are reserved for future issuance upon the exercise of stock options and warrants. The shares reserved for future issuance do not include shares that might be issued upon the conversion of the loans from shareholders discussed in Note 3.

Rights Offering
In November 1999, we conducted a Rights Offering in which rights to purchase additional shares of common stock were offered to existing shareholders. In connection with this offering, we issued 4,444,815 shares of common stock with proceeds to us of $2,043,323, net of expenses of $179,000. Included in these shares are 510,000 shares of common stock issued in exchange for a subscription receivable of $255,000 which was paid in January 2000. In January 2000, an additional 7,600 shares were issued in connection with this offering with net proceeds to us of $3,800.

Warrants
In June 2001, we received services from a vendor valued at $39,600, half of which was paid in cash and half was satisfied by the issuance of 44,625 warrants with an exercise price of $1.11 per share and a term of four years. The fair value, according to the Black-Scholes pricing model, is consistent with the value of the services received.

We have received services in 2001 from a vendor valued at $74,000, half of which is to be paid in cash and half is to be satisfied by the issuance of warrants. At December 31, 2001, the number of warrants to be issued had not been determined. A liability of $74,000 has been recorded for the value of services received to be settled with cash and warrants based on the value of the services.

6. Stock Option Plans
Our 1994 Amended and Restated Stock Option Plan and 2001 Stock Option Plan (collectively the "Plans") provide for the granting of either incentive or nonqualified options to our employees or key persons as defined by the Plans. The terms and conditions of options granted under the Plans, including the number of shares, the exercise price and the time at which such options become exercisable are determined by the Board of Directors, but the term may not exceed 10 years.

We granted 1,503,000, 911,550 and 495,000 options under the Plans during 2001, 2000 and 1999, respectively, at exercise prices ranging from $0.40 to $1.85 per share. At December 31, 2001, 776,100 options are available for future grants under the Plans and we have reserved 6,063,900 shares for issuance under the Plans.

Our 1994 Directors Stock Option Plan provides for the grant of up to 180,000 options to non-employee directors. At December 31, 2001, 140,000 options are available for future grants under this plan and we have reserved 180,000 shares for issuance under this plan at December 31, 2001.

A summary of stock option activity under the plans described above follows:

                                                                                          Weighted
                                                       Number of           Price           Average
                                                         Shares          Per Share          Price
                                                      --------------------------------------------
Outstanding options at December 31, 1998               3,203,900       $0.32   - $8.00      $4.40
            Options granted                              495,000        1.00   -  2.00       1.99
            Options exercised                             (2,500)       0.32   -  0.32       0.32
            Options forfeited                           (404,000)       2.00   -  6.00       4.58
                                                      --------------------------------------------
Outstanding options at December 31, 1999               3,292,400        0.32   -  8.00       4.22
            Options granted                              911,500        1.63   -  2.70       1.72
            Options exercised                             (1,667)       2.00   -  2.00       2.00
            Options forfeited                           (128,333)       1.00   -  2.10       1.76
                                                      --------------------------------------------
Outstanding options at December 31, 2000               4,073,900        0.32   -  8.00       3.74
                                                      --------------------------------------------
            Options granted                            1,503,000        0.40   -  1.85       1.11
            Options exercised                                  0        0.00   -  0.00       0.00
            Options forfeited                           (249,100)       0.31   -  6.00       2.07
                                                      --------------------------------------------
Outstanding options at December 31, 2001               5,327,800     $  0.40   -  8.00  $    3.07
                                                      --------------------------------------------

The following table summarizes information concerning outstanding and exercisable options at December 31, 2001:

                             Options Outstanding                        Options Exercisable
                        ----------------------------------     ------------------------------------
                                              Weighted
                                              Average
                                             Remaining                                 Weighted
 Range of Exercise         Number           Contractual             Number              Average
      Prices            Outstanding             Life             Exercisable         Exercise Price
--------------------    --------------    ----------------     -----------------    ---------------
$0.40   - $0.99          1,079,000               10                        0           $  0.00
 1.00   -  1.99          1,851,000                9                  910,700              1.92
 2.00   -  4.99          2,093,400                6                2,024,100              4.90
 5.00   -  8.00            304,400                4                  304,400              6.58
                        --------------    ----------------     -----------------    ---------------
       Total             5,327,800                7                3,329,200           $  4.22
                        ==============    ================     =================    ===============

Pro forma information regarding net income is required by SFAS 123, which also requires that the information be determined as if we have accounted for our employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair values for these options were estimated at the dates of grant using the Black-Scholes method, with the following weighted-average assumptions for 2001, 2000 and 1999; risk-free interest rates of 4.50%, 6.60%, and 5.40%, respectively; no dividend yield; volatility of 0.93 in 2001, 1.17 in 2000 and 3.33 in 1999; and a weighted-average expected life of 6 years.

For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the options' vesting periods. Our pro forma net loss, assuming SFAS 123 had been adopted, would have been approximately $9,975,900, $7,271,000 and $8,742,000, during 2001, 2000 and 1999, respectively.
Our pro forma net loss per share, assuming Statement 123 had been adopted, would have been $0.57, $0.41 and $0.66 during 2001, 2000 and 1999, respectively.

The weighted-average fair values of options granted for the years ended December 31, 2001, 2000 and 1999 were $1.16, $1.51 and $0.95, respectively.

7. Segment Information
In accordance with the requirements of Statement of Financial Accounting Standards Board No. 131, "Segment Reporting", we have previously reported two operating segments as management reviewed information related to the performance of our two geographic areas of operation, the United States and the United Kingdom. In December 2000, we chose to close the operations of the operation in the United Kingdom and recorded all costs to close the operation as of December 31, 2000. The closing of the United Kingdom did not meet the criteria for recognition as a discontinued operation. Accordingly, we now report only one operating segment. Information related to the two operating segments reported during 2000 and 1999 are as follows (the net assets of the United Kingdom operation exclude intercompany accounts payable to the Company):

                                      Year ended December 31,
                                     2000                 1999
                                --------------------------------
Operating revenue

   United States                $ 2,190,100          $ 1,680,000
   United Kingdom                   181,000               17,000
                                --------------------------------
Total                           $ 2,371,100          $ 1,697,000
                                ================================

Net loss

   United States                $ 6,116,300          $ 7,467,000
   United Kingdom                    25,000              592,000
                                --------------------------------
Total                           $ 6,141,300          $ 8,059,000
                                ================================

Identifiable assets

   United States                $ 1,849,000          $ 3,217,000
   United Kingdom                    26,000              136,000
                                --------------------------------
Total                           $ 1,875,000          $ 3,353,000
                                ================================

Major Customers
Several customers of the domestic operating segment comprised a significant portion of consolidated revenues in each year. During 2001, revenues from a software sales and consulting firm were $213,750. During 2000, revenues from three software development companies and a major automobile manufacturer were $680,000, $476,000, $251,000 and $280,000, respectively. During 1999, revenues were derived from a government agency, a major automobile manufacturer and a video transmission company in the amounts of $224,000, $373,000 and $600,000, respectively.

8. Income Taxes
Loss from operations before income tax benefit consists of the following:

                                        2001          2000
                                        ----          ----

         U.S. operations .........  $ (8,804,000)  $ (6,116,000)
         Foreign operations ......        (8,000)       (25,000)
                                    ------------   ------------
                                    $ (8,812,000)  $ (6,141,000)
                                    ============   ============

We have not recorded an income tax expense (benefit) for 2001 or 2000 because operating losses were incurred and a valuation allowance has been recorded against substantially all deferred income tax assets, primarily comprised of the net operating loss carryforwards.

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to loss from continuing operations is as follows:

                                                                                  2001            2000
                                                                                  ----            ----
         Tax at statutory rate ...........................................   $(2,996,000)      $(2,088,000)
         State income tax benefit, net of federal benefit ................      (352,000)         (235,000)
         Permanent items and other .......................................        (9,000)         (340,000)
         Increase in valuation allowance .................................      3,357,000         2,663,000
                                                                              -----------      ------------
               Income tax expense (benefit) ..............................    $         0      $          0
                                                                              ===========      ============

                                       F-15

The income tax effects of the temporary differences that give rise to our deferred income tax assets and liabilities as of December 31, 2001, and 2000 are as follows:

                                                                     2001              2000
                                                               ----------------------------------
Deferred income tax assets:
   Book over tax depreciation                                  $        132,000   $       204,000
   R&D tax credit carryforwards                                       1,577,000         1,372,000
   Allowance for bad debts                                               11,000             9,000
   Net operating loss carryforwards-U.S.                             16,498,000        13,112,000
   Net operating loss carryforwards-U.K.                              1,596,000         1,600,000
   Contribution carryover                                                19,000            11,000
   Compensatory stock options                                           250,000           250,000
   Deferred revenue                                                      79,000            70,000
   AMT credit carryforwards                                             114,000           117,000
   Accrued bonus                                                         13,000            21,000
   Accrued vacation                                                      24,000            38,000
   Foreign exchange gain or loss                                         33,000            33,000
   Warrants issued for services                                          28,000                 0
                                                               ----------------------------------
           Total gross deferred income tax assets                    20,374,000        16,837,000
Valuation allowance for deferred income tax assets                  (20,367,000)       16,817,000
                                                               ----------------------------------
           Total deferred income tax assets                               7,000            20,000
                                                               ----------------------------------
Deferred income tax liabilities:
    Prepaid insurance

                                                                          7,000            20,000
                                                               ----------------------------------
           Total gross deferred income tax liabilities
                                                                          7,000            20,000
                                                               ----------------------------------
Net deferred income taxes                                      $              0   $            0
                                                               ==================================

At December 31, 2001, and December 31, 2000, we have net operating loss carryforwards in the United States of $43,416,000 and $34,541,000, respectively, which begin expiring in 2007. In addition, at December 31, 2001, and December 31, 2000, we have $1,577,000 and $1,372,000, respectively, of research and development credits available for offset against future taxes which also begin expiring in 2007. The utilization of net operating loss carryforwards to offset future taxable income may be limited due to changes in our ownership.

As of December 31, 2000, we decided to cease the operations of our United Kingdom subsidiary, ISL. ISL had no operations or sales in 2001. As of December 31, 2001, ISL has net operating loss carryforwards in the United Kingdom of $4,200,000 that may be available to offset future United Kingdom taxable income of ISL.

For financial reporting purposes, a valuation allowance has been recognized to reduce the net deferred tax assets due to uncertainties with respect to our ability to generate taxable income in the future sufficient to realize the benefit of such deferred income tax assets.

9. Retirement Plan
We maintain a defined contribution plan (the "401(k) Plan") covering all employees. We make matching contributions equal to 50% of eligible employees' contributions, up to 6% of the employee's compensation. We made contributions of $115,400, $94,000, and $98,000, during 2001, 2000 and 1999, respectively, related to this plan.

10.  Subsequent Events.
Subsequent to December 31, 2001, a director and officer of the Company resigned to start his own software business. In conjunction with his separation, we licensed to him the rights to use certain software, we received a warrant to purchase 5% of his company and we paid him $300,000.