Form 10-Q
period 2002-03-31
MEDIABIN INC
filed 2002-05-15
CIK 924546

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[Mark One]
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of the Registrant's capital stock as of May 15, 2002, the latest practicable date, is as follows: 17,529,607 shares of common stock, $.01 par value.



================================================================================

                                 MEDIABIN, INC.

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets
                  as of March 31, 2002 (unaudited) and December 31, 2001

         Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001 (unaudited)

         Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001 (unaudited)

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

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

Signatures.

                                     PART I
                              Financial Information
Item 1.  Financial Statements.

                                 MediaBin, Inc.
                      Condensed Consolidated Balance Sheets

                                                           March 31,      December 31,
                                                             2002             2001
                                                       ---------------- ----------------
Assets                                                    (unaudited)
Current assets
     Cash and equivalents                               $      305,008   $    1,030,398
     Accounts receivable                                       437,643          624,750
     Prepaid expenses and other assets                          70,879          101,997
                                                       ---------------- ----------------
Total current assets                                           813,530        1,757,145

Property and equipment
     Computer equipment and software                         3,194,810        3,159,381
     Furniture and equipment                                   403,944          403,951
     Leasehold improvements                                    152,057          152,056
                                                       ---------------- ----------------
          Total property and equipment                       3,750,811        3,715,388
     Accumulated depreciation                               (3,349,556)      (3,305,477)
                                                       ---------------- ----------------
Net property and equipment                                     401,255          409,911

Other assets                                                    22,046           21,046
                                                       ---------------- ----------------
Total assets                                            $    1,236,831   $    2,188,102
                                                       ================ ================

Liabilities and shareholders' deficit
Current liabilities
     Accounts payable                                   $      591,425   $      468,970
     Accrued liabilities                                       542,662          591,828
     Deferred revenue                                          351,476          259,105
     Short term debt                                         3,318,669        1,338,418
     Current maturities of loans from shareholders           2,228,047        5,850,492
     Current maturities of capitalized leases                        0            3,640
     Other current liabilities                                 162,884          183,406
                                                       ---------------- ----------------
Total current liabilities                                    7,195,163        8,695,859

Non-current liabilities
     Loans from shareholders                                 8,637,443        5,958,333
                                                       ---------------- ----------------
Total non-current liabilities                                8,637,443        5,958,333

 Shareholders' deficit
     Common stock                                              175,297          175,297
     Additional paid-in capital                             31,832,625       31,832,625
     Accumulated deficit                                   (46,603,697)     (44,474,012)
                                                       ---------------- ----------------
Total shareholders' deficit                                (14,595,775)     (12,466,090)

                                                       ---------------- ----------------
Total liabilities and shareholders' deficit             $    1,236,831   $    2,188,102
                                                       ================ ================

See accompanying notes.

                                 MediaBin, Inc.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                        Three Months Ended
                                             March 31,
                                   -----------------------------
                                         2002            2001
                                   -------------- --------------
Revenue:
  License                           $    440,045   $    216,750
  Services                               371,726        131,138
                                   -------------- --------------
     Total revenue                       811,771        347,888

Cost of revenue                          202,043         55,984
                                   -------------- --------------
Gross Margin                             609,728        291,904

Operating expenses:
  Sales and marketing                    965,560        864,753
  Research and development               961,505        997,932
  General and administrative             616,929        498,455
                                   -------------- --------------
     Total operating expenses          2,543,994      2,361,140
                                   -------------- --------------
Operating loss                        (1,934,266)    (2,069,236)

Other income (expense):
  Interest income                          1,836          8,832
  Interest expense                      (197,240)      (133,641)
                                   -------------- --------------
     Total other income (expense)       (195,404)      (124,809)

                                   -------------- --------------
Net loss                            $ (2,129,670)  $ (2,194,045)
                                   ============== ==============
Basic and diluted loss per share
                                    $      (0.12)  $      (0.13)
                                   ============== ==============
Weighted average shares
outstanding- basic and diluted        17,529,607     17,529,607
                                   ============== ==============

See accompanying notes.

                                 MediaBin, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                       Three Months ended March 31,
                                                         2002                2001
                                                    ----------------- -----------------
Operating activities
Net loss                                             $    (2,129,670)  $    (2,194,045)
Adjustments to reconcile net loss to net cash used
 in operating activities:
    Depreciation and amortization                             44,081            48,600
    Changes in assets and liabilities:
       Accounts receivable                                   187,107           315,663
       Prepaid expenses and other assets                      30,103            26,891
       Accounts payable                                      122,455           (51,304)
       Accrued expenses                                      (49,166)           31,744
       Deferred revenue                                       92,371             9,192
       Other liabilities                                     360,114            42,147
                                                    ----------------- -----------------
Net cash used in operating activities                     (1,342,605)       (1,771,112)

Investing activities
Purchases of property and equipment                          (35,423)          (86,189)
                                                    ----------------- -----------------
Net cash provided by (used in) investing activities          (35,423)          (86,189)

Financing activities
Proceeds of loans from shareholders                          500,000         1,500,000
Proceeds from short term loans                             1,950,000                 0
Payments on shareholder loans                             (1,793,722)                0
Payments on capital lease obligations                         (3,640)           (6,964)
                                                    ----------------- -----------------
Net cash provided by financing activities                    652,638         1,493,036

                                                    ----------------- -----------------
Increase (decrease) in cash and cash equivalents            (725,390)         (364,265)
Cash and cash equivalents at beginning of period           1,030,398           698,907
                                                    ----------------- -----------------
Cash and cash equivalents at end of period           $       305,008   $       334,642
                                                    ================= =================

Supplemental disclosures of cash items
    Interest paid                                    $        12,039   $             0

Non-cash investing and financing activities
    Conversion of interest into debt                 $       338,349   $             0

See accompanying notes.

                                 MediaBin, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2002
                                   (unaudited)

1.  Presentation of Interim Information

         The accompanying condensed consolidated financial statements include all adjustments consisting of normal recurring adjustments that MediaBin, Inc. and its wholly owned subsidiary, Iterated Systems, Limited (collectively, the "Company" or "we") consider necessary for a fair presentation of its unaudited results of operations for the three months ended March 31, 2002 and 2001. Results for the three months ended March 31, 2002 are not necessarily indicative of the results for the year.

2.  Basis of Presentation

         The consolidated financial statements include the accounts of our wholly owned United Kingdom subsidiary, Iterated Systems Limited ("ISL"). Significant intercompany accounts and transactions have been eliminated in consolidation. In December 2000, we decided to cease operations in the United Kingdom and either sell or close down ISL and has recorded all expected costs as of December 31, 2000. We do not expect to incur material costs in the future relating to this disposal.

3.  Loan Agreements

         From March 2000 through December 2001, we entered into loan agreements with Venturos AS, a shareholder controlled by Mr. Terje Mikalsen, a member of our Board of Directors, and Glastad Holding, Ltd., another of our shareholders (the "Lenders"). Under these agreements, the current balance owed is $10,364,931 for a term of four years. The terms of the loans call for us to pay interest at the rate of prime plus 1%. Principal payments begin January 2003 and are to be paid in quarterly installments through 2005. In the event that we successfully complete a private placement or public offering of common stock raising funds greater than $2,000,000, then the Lenders automatically will convert $6,831,257 of the loans and have the option to convert another $2,891,444 into shares of common stock at a price equal to 75% of the private placement or public offering price. At the time of the conversion, a conversion charge will be taken by us. The remaining balance of $642,230 is non-convertible.

         During 2002, we entered into loan agreements with Venturos AS, Glastad Holding, Ltd., and Gezina AS, another of our shareholders (the "Lenders"), under which we borrowed a total of $500,559. The terms of the loans call for us to pay interest at the rate of prime plus 1%. Principal payment is due in full in April 2002. We are currently negotiating with the Lenders to extend payment of principal and interest until January 2003.

         In the event that none of the convertible loans are converted to common stock, principal payments will be made as follows:

2002         $     500,559
2003             4,318,721
2004             3,454,977
2005             2,591,233
            ---------------
       Total $  10,865,490
            ===============

         During 2001, we entered into a loan agreement with Nordea Bank Norge ASA providing a credit facility under which we can draw up to $3,350,000. The loan is guaranteed by three of our major shareholders and is secured by our intellectual property. Interest is calculated at the rate of 1.75% above the bank's base rate for debit call loans (currently 1.79%). Principal and interest is due December 2002. As of March 31, 2002, $3,318,669 of this credit facility had been utilized.

4.  Reclassifications

         Certain amounts in the prior period presentation have been reclassified to conform to the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

     This Report contains forward-looking statements within the meaning of the Securities Exchange Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but are the intent, belief or current expectations, of our business and industry, and the assumptions upon which these statements are based. Words such as 'anticipates,' 'expects,' 'intends,' 'plans,' 'believes,' 'seeks,' 'estimates' and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. For further information about these and other factors that could affect our future results, please see Exhibit 99.1 to this Report.

Overview

         Historically, we have derived our revenues from software license fees, services and packaged software products. We expect that our revenues from packaged software products will continue to decline as our business efforts are focused on developing and licensing our MediaBin software to users of high quality digital image systems. We believe that the majority of our future revenues will be derived from license, service and maintenance fees on our MediaBin software.

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

Financial Condition

         Accounts Receivable reported in the Balance Sheet, include $217,217 of unbilled receivables that reflect services we have provided and for which revenue has been recognized but for which the customer has not yet been invoiced due to the terms of the agreements.

         From March 2000 through December 2001, we entered into loan agreements with Venturos AS, a shareholder controlled by Mr. Terje Mikalsen, a member of our Board of Directors, and Glastad Holding, Ltd., another of our shareholders (the "Lenders"). Under these agreements, we have borrowed a total of $10,364,931 for a term of four years. The terms of the loans call for us to pay interest at the rate of prime plus 1%. Principal payments begin January 2003 and are to be paid in quarterly installments through 2005. In the event that we successfully complete a private placement or public offering of common stock raising funds greater than $2,000,000, then the Lenders automatically will convert $6,831,257 of the loans and have the option to convert another $2,891,444 into shares of common stock at a price equal to 75% of the private placement or public offering price. At the time of the conversion, a conversion charge will be taken by us. The remaining balance of $642,230 is non-convertible.

         During 2002, we entered into loan agreements with Venturos AS, Glastad Holding, Ltd., and Gezina AS, another of our shareholders (the "Lenders"), under which we borrowed a total of $500,559. The terms of the loans call for us to pay interest at the rate of prime plus 1%. Principal payment was due in full in April 2002. We are currently negotiating with the Lenders to extend payment of principal and interest until January 2003.

         During 2001, we entered into a loan agreement with Nordea Bank Norge ASA providing a credit facility under which we can draw up to $3,350,000. The loan is guaranteed by three of our major shareholders and is secured by our intellectual property. Interest is calculated at the rate of 1.75% above the bank's base rate for debit call loans (currently 1.79%). Principal and interest is due December 2002. As of March 31, 2002, $3,318,669 of this credit facility had been utilized.

         We have not registered any securities with the U.S. Securities and Exchange Commission under the Securities Act of 1933, as amended, other than pursuant to our Form S-8 Registration Statements filed on December 9, 1998 and May 24, 1999. Our securities may not be offered for sale or sold in the U.S., or to or for the account or benefit of any "U.S. person" (as defined in the Securities Act), unless the securities are registered under the Securities Act or an exemption from such registration requirements is available.

Liquidity and Capital Resources

         In the first three months of 2002 and 2001, we used cash in operating activities of $1,342,605 and $1,771,112, respectively. The funding for our operations in 2002 has been generated primarily by the proceeds from the loans from shareholders and a credit line established in 2001, which has enabled us to meet our obligations despite negative cash flows. However, we will not be able to depend solely on existing funds to meet our planned obligations during 2002. We expect to increase revenues in 2002, but we do not expect these revenues to exceed expenses because we plan to continue expansion of both our sales and marketing and our product development efforts. We will need to seek additional investment capital in order to fund operations in 2002. We may also be required to undertake certain cost-cutting measures in 2002 that could slow down our research and development efforts. It is not possible to predict the outcome of our efforts, and there can be no assurance that we will be successful in increasing revenues or obtaining financing sufficient to fund our operations.

         In the first three months of 2002 and 2001, investing activities used cash of $35,423 and $86,189, respectively. These funds were used primarily for the purchase of computer equipment.

         In the first three months of 2002 and 2001, financing activities provided funds of $652,638 and $1,493,036, respectively.

Results of Operations

Three Months Ended March 31, 2002, Compared to Three Months Ended March 31, 2001

         Revenue increased by 176% to $811,771 in the three months ended March 31, 2002, from $347,888 in the same period in 2001. This represents an increase of 165% in revenue from MediaBin licenses and services (to $790,771 from $298,638) and a decrease of 57% (to $21,000 from $49,250) in revenue from our non-core products.

         Cost of revenues increased by increased by 261% to $202,043 in the three months ended March 31, 2002, from $55,984 in the same period in 2001. This was caused primarily by the increased cost of providing a higher level of consulting and training services to our customers.

         Sales and Marketing expenses increased by 12% to $965,560 in the three months ended March 31, 2002, from $864,753 in the same period in 2001. This increase resulted primarily from the expansion of our sales and market development staffs. We have increased the number of direct sales representatives from five to six and increased our market development staff from six to seven. In addition we have increased our use of outside consultants to assist in market development efforts.

         Research and Development expenses decreased by 11% to $961,505 in the three months ended March 31, 2002, from $997,932 in the same period in 2001. This decrease resulted from the recording of the severance cost of a terminated employee that more than offset the cost savings achieved from personnel reductions implemented in late 2001.

         General and Administrative expenses increased by 24% to $616,929 in the three months ended March 31, 2002, from $498,455 in the same period in 2001. This increase resulted from the increased legal cost associated with extended negotiations surrounding our financing arrangements.

         Interest Income decreased by 79% to $1,836 in the three months ended March 31, 2002, from $8,832 in the same period in 2001. The decrease is due to the lower levels of interest during 2001 on cash equivalents we held from the proceeds of our public offering of common stock.

         Interest Expense increased by 48% to $197,240 in the three months ended March 31, 2002, from $133,641 the same period in 2001. The increase is primarily due to the closing of new financing through a bank loan and from increased shareholder loans.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

         We consider our functional currency to be the U.S. dollar. Our United Kingdom subsidiary considered the British pound to be its functional currency. This subsidiary's assets and liabilities were translated at year-end rates of exchange and its revenues and expenses were translated at the average rates of exchange during the year. In December 2000, we decided to dispose of our United Kingdom operation.

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

Item 3.  Defaults Upon Senior Securities.
         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         None.

Item 5.  Other Information.
         None.

Item 6.  Exhibits and Reports on Form 8-K.
         (a)      Exhibits

   Exhibit
   -------
    Number                             Description
    ------        ------------------------------------------------------

     10.1 Loan Agreement between Registrant and Venturos Holding AS dated March 28, 2002.
     10.2 Amendment to Promissory Notes Deferral of Interest Payments between Registrant and Venturos Holding AS dated March 31, 2002.
     10.3 Amendment to Promissory Notes Deferral of Principal Payments between Registrant and Venturos Holding AS dated March 31, 2002.
     10.4 Loan Agreement between Registrant and Glastad Holding AS dated March 28, 2002.
     10.5 Amendment to Promissory Notes Deferral of Interest Payments between Registrant and Glastad Holding AS dated March 31, 2002.
     10.6 Amendment to Promissory Notes Deferral of Principal Payments between Registrant and Glastad Holding AS dated March 31, 2002.
     10.7    Loan Agreement between Registrant and Gezina AS dated March 28,
             2002.
     99.1    Risk Factors

         (b)    Reports Filed on Form 8-K

                1 We filed a Current Report on Form 8-K on January 10,2002, which disclosed under item 5 of the report, one of the Registrant's directors, Dr. Alan Sloan, resigned from the Registrant's Board of Directors, effective January 10, 2002, for personal reasons and not as a result of any disagreement with the Registrant on any matter relating to the Registrant's operations, policies or practices

                2 We filed a Current Report on Form 8-K on January 15,2002, which disclosed under item 4 "Changes in Registrant's
                                                  -----------------------
                    Certifying Accountant" of the report the following:
                    ---------------------

                (i) On January 15, 2002, Ernst & Young LLP ("Ernst & Young") resigned as auditors of MediaBin, Inc. (the "Company").

                (ii) The reports of Ernst & Young on the Company's financial statements for the fiscal years ended December 31, 2000 and December 31, 1999, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that, their report for the fiscal year ending December 31, 2000 includes an explanatory paragraph that describes the uncertainty over the Company's ability to continue as a going concern as described in Note 1 to the consolidated financial statements.

                (iii) In connection with the audits of the Company's financial statements for each of the fiscal years ended December 31, 2000 and December 31, 1999, and in the subsequent interim period, there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to such matter in connection with its report.

                (iv) During the two most recent fiscal years and through the date of Ernst & Young's resignation there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

         The Company has furnished Ernst & Young with a copy of the foregoing disclosure and requested Ernst & Young to furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the foregoing statements. A copy of the letter of Ernst & Young to the Securities and Exchange Commission, dated January 22, 2002, is filed as Exhibit 16.1 hereto.

                3 We filed a Current Report on Form 8-K on Feburary 24,2002, which disclosed under item 4 "Changes in Registrant's
                                                  -----------------------
                    Certifying Accountant" of the report the following:
                    ---------------------

                (i) The Company' Board of Directors has engaged PricewaterhouseCoopers LLP ("PwC") as of February 21, 2002 as the Company's independent public accountants for its fiscal year ending December 31, 2001. During the two most recent fiscal years and through the date of engagement, the Company has not consulted with PwC on items regarding either: (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (3) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) with the Company's former auditor or reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MEDIABIN, INC.

Date:    May 15, 20002                   /s/  David P. Moran
     ---------------------------     ------------------------------------------------
                                         David P. Moran
                                         President and Chief Executive Officer
                                         (Principal Executive Officer) and Director

Date:    May 15, 20002                   /s/  Haines H. Hargrett
     ---------------------------     ------------------------------------------------
                                         Haines H. Hargrett
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)