Form 10-Q
period 2002-06-30
MEDIABIN INC
filed 2002-08-14
CIK 924546

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-24087

MediaBin, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Georgia	58-1741516
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3525 Piedmont Road Seven Piedmont Center Suite 600 Atlanta, Georgia	30305-1530
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (404) 264-8000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares of the Registrant’s capital stock as of June 30, 2002, the latest practicable date, is as follows: 17,529,607 shares of common stock, $.01 par value.

MEDIABIN, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2002

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements.

MEDIABIN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2002	December 2001
	(unaudited)
ASSETS
Current assets
Cash and equivalents	$80,735	$1,030,398
Accounts receivable	1,269,799	624,750
Prepaid expenses and other assets	168,477	101,997

Total current assets	1,519,011	1,757,145
Property and equipment
Computer equipment and software	3,235,267	3,159,381
Furniture and equipment	403,944	403,951
Leasehold improvements	152,057	152,056

Total property and equipment	3,791,268	3,715,388
Accumulated depreciation	(3,393,748)	(3,305,477)

Net property and equipment	397,520	409,911
Other assets	76,747	21,046

Total assets	$1,993,278	$2,188,102

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$695,901	$468,970
Accrued liabilities	507,500	591,828
Deferred revenue	521,404	259,105
Short term debt	3,362,501	1,338,418
Current subordinated shareholder loans	5,854,934	5,850,492
Current maturities of capitalized leases	0	3,640
Other current liabilities	150,736	183,406

Total current liabilities	11,092,976	8,695,859
Non-current liabilities
Subordinated shareholder loans	7,398,015	5,958,333
Other non-current liabilities	15,422	0

Total non-current liabilities	7,413,437	5,958,333
Shareholders’ deficit
Common stock	175,297	175,297
Additional paid-in capital	31,832,625	31,832,625
Accumulated deficit	(48,521,057)	(44,474,012)

Total shareholders’ deficit	(16,513,135)	(12,466,090)

Total liabilities and shareholders’ deficit	$1,993,278	$2,188,102

See accompanying notes.

Item 1.    Financial Statements (continued).

MEDIABIN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
License	$701,513	$561,764	$1,141,558	$778,514
Services	304,041	147,144	675,767	278,284

Total revenue	1,005,554	708,908	1,817,325	1,056,798
Cost of revenue	276,214	93,170	478,256	149,154

Gross Margin	729,340	615,738	1,339,069	907,644
Operating expenses:
Sales and marketing	1,144,611	935,741	2,110,172	1,800,496
Research and development	800,279	943,682	1,761,784	1,941,615
General and administrative	485,801	594,138	1,102,732	1,092,593

Total operating expenses	2,430,691	2,473,561	4,974,688	4,834,704

Operating loss	(1,701,351)	(1,857,823)	(3,635,619)	(3,927,060)
Other income (expense):
Interest income	403	3,775	2,241	12,606
Interest expense	(216,291)	(150,258)	(413,531)	(283,898)

Total other income (expense)	(215,888)	(146,483)	(411,290)	(271,292)

Net loss	$1,917,239)	$2,004,306)	$(4,046,909)	$(4,198,352)

Basic and diluted loss per share	$(0.11)	$(0.11)	$(0.23)	$(0.24)

Weighted average shares outstanding—basic and diluted	17,529,607	17,529,607	17,529,607	17,529,607

See accompanying notes.

Item 1.    Financial Statements (continued).

MEDIABIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2002	2001
Operating activities
Net loss	$(4,046,909)	$(4,198,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88,273	94,714
Changes in assets and liabilities:
Accounts receivable	(645,049)	(78,047)
Prepaid expenses and other assets	(122,196)	(65,507)
Accounts payable	226,931	85,987
Accrued expenses	(84,328)	125,230
Deferred revenue	262,299	74,396
Other liabilities	579,558	63,195

Net cash used in operating activities	(3,741,421)	(3,898,384)
Investing activities
Purchases of property and equipment	(75,880)	(132,447)

Net cash used in investing activities	(75,880)	(132,447)
Financing activities
Proceeds from subordinated shareholder loans	2,715,000	4,750,000
Proceeds from short term loans	1,950,000	0
Payments on subordinated shareholder loans	(1,793,722)	0
Payments on capital lease obligations	(3,640)	(18,075)
Issuance of common stock/ warrants	0	19,902

Net cash provided by financing activities	2,867,638	4,751,827

Increase (decrease) in cash and cash equivalents	(949,663)	720,996
Cash and cash equivalents at beginning of period	1,030,398	698,907

Cash and cash equivalents at end of period	$80,735	$1,419,903

See accompanying notes.

MEDIABIN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(unaudited)

1.    Presentation of Interim Information

The accompanying condensed consolidated financial statements include all adjustments consisting of normal recurring adjustments that MediaBin, Inc. and its wholly owned subsidiary, Iterated Systems, Limited (collectively, the “Company” or “we”) consider necessary for a fair presentation of its unaudited results of operations for the six months ended June 30, 2002 and 2001. Results for the six months ended June 30, 2002 are not necessarily indicative of the results for the year.

2.    Basis of Presentation

The consolidated financial statements include the accounts of our wholly owned United Kingdom subsidiary, Iterated Systems, Limited (“ISL”). Significant intercompany accounts and transactions have been eliminated in consolidation. In December 2000, we decided to cease operations in the United Kingdom and close down ISL and have recorded all expected costs as of December 31, 2000. We do not expect to incur material costs in the future relating to this disposal.

3.    Loan Agreements

In 2000 and 2001, we entered into loan agreements with Venturos AS, a shareholder controlled by Mr. Terje Mikalsen, a member of our Board of Directors, and Glastad Holding, Ltd., another of our shareholders (the “Lenders”). Under these agreements, the current balance owed is $9,864,023. The terms of the loans call for us to pay interest at the rate of prime plus 1%. Principal payments begin January 2003 and are to be paid in quarterly installments through 2005. In the event that we successfully complete a private placement or public offering of common stock raising funds greater than $2,000,000, then the Lenders automatically will convert $6,930,552 of the loans and have the option to convert the balance of $2,933,471 into shares of common stock at a price equal to 75% of the private placement or public offering price. At the time of the conversion, a conversion charge will be taken by us.

Effective July 1, 2002, we entered into loan agreements with Venturos AS, Glastad Holding, Ltd., and Gezina AS, another of our shareholders (the “Lenders”), under which we borrowed a total of $3,388,926. The terms of the loans call for us to pay interest at the rate of prime plus 1%. Principal payment is due in full in January 2003. In the event that we successfully complete a private placement or public offering of common stock raising funds greater than $1,000,000, then the Lenders automatically have the option to convert the loan into shares of common stock at a price equal to 75% of the private placement or public offering price. At the time of the conversion, a conversion charge will be taken by us.

All loans from shareholders have been subordinated to all other liabilities and obligations of the Company.

In the event that none of the convertible subordinated loans are converted to common stock, principal payments will be made as follows:

2003	$7,498,936
2004	3,288,008
2005	2,466,005

Total	$13,252,949

In December 2001, we entered into a loan agreement with Nordea Bank Norge ASA providing a credit facility under which we can draw up to $3,350,000. The loan is guaranteed by three of our major shareholders and is secured by our intellectual property. Interest is calculated at the rate of 1.75% above the bank’s base rate for debit call loans (currently 1.79%). Principal and interest is due December 2002. As of June 30, 2002, this credit facility has been fully utilized.

4.    Reclassifications

Certain amounts in the prior period presentation have been reclassified to conform to the current year presentation.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the Securities Exchange Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but are the intent, belief or current expectations, of our business and industry, and the assumptions upon which these statements are based. Words such as ‘anticipates,’ ‘expects,’ ‘intends,’ ‘plans,’ ‘believes,’ ‘seeks,’ ‘estimates’ and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. For further information about these and other factors that could affect our future results, please see Exhibit 99.1 to this Report.

Overview

We derive revenue from licensing fees (the licensing of software), services (installation and training assistance and the development of custom software) and from maintenance and support for our software.

We recognize software license fee revenue in accordance with AICPA Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”). Accordingly, we do not recognize revenue from software license agreements unless the product has been delivered, persuasive evidence of an arrangement exists, the license fee amount is fixed and determinable and collection of the fee is probable. We generally sell our products under multiple element arrangements together with services and software maintenance. In cases where services are not considered essential to the functionality of the software, and where we have vendor specific objective evidence of fair value of all the undelivered elements, we use the residual method to account for the value of the delivered elements. Where services are considered essential to the functionality of the software, we use the percentage of completion to account for the services and license fees using labor hours as the indicator of completeness. Revenue from license fees subject to customer acceptance clauses are not recognized until formal acceptance has been received or rights related to customer acceptance clauses have expired. Revenue from services is recorded as the services are performed. Revenue from software maintenance contracts is recorded ratably over the term of the support contract which is typically one year.

Deferred revenues arise primarily as a result of annual billings of software maintenance fees at the beginning of maintenance terms and billings of software license fees which do not meet the criteria for recognition under SOP 97-2 as of the balance sheet date.

During the quarter ended June 30, 2002, the Company undertook a program to materially reduce our costs to attempt to more closely align our costs with revenues. These measures included reduction of both personnel and non-personnel costs and affected all departments. We anticipate that these actions will result in cost savings of almost $1,000,000 during the balance of this year.

Financial Condition

Accounts Receivable reported in the Balance Sheet, include $652,170 of unbilled receivables that reflect services we have provided and for which revenue has been recognized but for which the customer has not yet been invoiced due to the terms of the agreements. All of these unbilled receivables are expected to be invoiced prior to December 31, 2002.

In 2000 and 2001, we entered into loan agreements with Venturos AS, a shareholder controlled by Mr. Terje Mikalsen, a member of our Board of Directors, and Glastad Holding, Ltd., another of our shareholders (the “Lenders”). Under these agreements, the current balance owed is $9,864,023. The terms of the loans call for us to pay interest at the rate of prime plus 1%. Principal payments begin January 2003 and are to be paid in quarterly installments through 2005. In the event that we successfully complete a private placement or public offering of common stock raising funds greater than $2,000,000, then the Lenders automatically will convert $6,930,552 of the loans and have the option to convert the balance of $2,933,471 into shares of common stock at a price equal to 75%

of the private placement or public offering price. At the time of the conversion, a conversion charge will be taken by us.

Effective July 1, 2002, we entered into loan agreements with Venturos AS, Glastad Holding, Ltd., and Gezina AS, another of our shareholders (the “Lenders”), under which we borrowed a total of $3,388,926. The terms of the loans call for us to pay interest at the rate of prime plus 1%. Principal payment is due in full in January 2003. In the event that we successfully complete a private placement or public offering of common stock raising funds greater than $1,000,000, then the Lenders automatically will have the option to convert the loans into shares of common stock at a price equal to 75% of the private placement or public offering price. At the time of the conversion, a conversion charge will be taken by us.

All loans from shareholders have been subordinated to all other liabilities and obligations of the Company.

In December 2001, we entered into a loan agreement with Nordea Bank Norge ASA providing a credit facility under which we can draw up to $3,350,000. The loan is guaranteed by three of our major shareholders and is secured by our intellectual property. Interest is calculated at the rate of 1.75% above the bank’s base rate for debit call loans (currently 1.79%). Principal and interest is due December 2002. As of June 30, 2002, this credit facility has been fully utilized.

We have not registered any securities with the U.S. Securities and Exchange Commission under the Securities Act of 1933, as amended, other than pursuant to our Form S-8 Registration Statements filed on December 9, 1998 and May 24, 1999. Our securities may not be offered for sale or sold in the U.S., or to or for the account or benefit of any “U.S. person” (as defined in the Securities Act), unless the securities are registered under the Securities Act or an exemption from such registration requirements is available.

Liquidity and Capital Resources

In the first six months of 2002 and 2001, we used cash in operating activities of $3,741,421 and $3,898,384, respectively. The funding for our operations in 2001 and 2002 has been generated primarily by the proceeds from bank financing and loans from shareholders, which have enabled us to meet our obligations despite negative cash flows. However, we will not be able to depend solely on existing funds to meet our planned obligations during 2002. We expect to increase revenues in 2002, but we do not expect these revenues to exceed expenses. To fund operations in 2002 we will need to seek additional investment capital and are aggressively seeking strategic partners to accelerate sales growth. We have undertaken cost-cutting measures, including personnel reductions, which could slow down our sales and product development efforts. It is not possible to predict the outcome of our efforts, and there can be no assurance that we will be successful in increasing revenues or obtaining financing sufficient to fund our operations.

In the first six months of 2002 and 2001, investing activities used cash of $75,880 and $132,447, respectively. These funds were used primarily for the purchase of computer equipment.

In the first six months of 2002 and 2001, financing activities from bank financing and shareholder loans provided funds of $2,867,638 and $4,751,827, respectively.

Results of Operations

Three Months Ended June 30, 2002, Compared to Three Months Ended June 30, 2001

Revenue increased by 42% to $1,005,554 in the three months ended June 30, 2002, from $708,908 in the same period in 2001. This represents an increase of 57% in revenue from MediaBin licenses and services (to $977,718 from $622,408) and a decrease of 68% (to $27,836 from $86,500) in revenue from our non-core products. During this period the Company added eight new customers and had repeat orders from seven existing customers. During this period average order size for new customers increased by 64% to $105,000 due to increased features available for license and an increase in value of services provided.

Cost of revenues increased by 196% to $276,214 in the three months ended June 30, 2002, from $93,170 in the same period in 2001. This increase was due to increased software royalty fees and personnel costs resulting from increased license, service and maintenance revenues.

Sales and Marketing expenses increased by 22% to $1,144,611 in the three months ended June 30, 2002, from $935,741 in the same period in 2001. This increase resulted primarily from an increase in our Market Development area (lead generation) and severance cost incurred due to staff reductions.

Research and Development expenses decreased by 15% to $800,279 in the three months ended June 30, 2002, from $943,682 in the same period in 2001. This decrease reflects a reduction in development staffing levels and includes the effects of severance costs.

General and Administrative expenses decreased by 18% to $485,801 in the three months ended June 30, 2002, from $594,138 in the same period in 2001. This decrease resulted from a reduction in staffing levels (net of severance cost) and recruiting costs.

Interest Income decreased by 89% to $403 in the three months ended June 30, 2002, from $3,775 in the same period in 2001. The decrease is due to the lower balances of cash and cash equivalents.

Interest Expense increased by 44% to $216,291 in the three months ended June 30, 2002, from $150,258 the same period in 2001. The increase is primarily due to the closing of new bank financing and increased shareholder loans.

Six Months Ended June 30, 2002, Compared to Six Months Ended June 30, 2001

Revenue increased by 72% to $1,817,325 in the first six months of 2002 from $1,056,798 in the first six months of 2001. Revenue from MediaBin licenses and services, our core business, increased 90% (to $1,768,489 from $929,798) in the first six months of 2002 over the first six months of 2001, while non-core revenues decreased by 62% (to $48,836 from $127,000) during the same period. During this period the Company added nine new customers and had repeat orders from fifteen existing customers. The average order size for new customers increased by 29% to $94,000 due to increased features available for license and an increase in the value of services provided.

Cost of Revenue increased by 221% to $478,256 the first six months of 2002 from $149,154 in the first six months of 2001. This increase was due to increased software royalty fees and personnel costs resulting from increased license, service and maintenance revenues.

Sales and Marketing expenses increased by 17% to $2,110,172 in the first six months of 2002 from $1,800,496 in the first six months of 2001. This increase resulted from an increase in our Market Development area (lead generation), increased sales commissions due to higher revenues, severance cost incurred due to staff reductions, and a reduction in participation in trade shows and promotional activities.

Research and Development expenses decreased by 9% to $1,761,784 in the first six months of 2002 from $1,941,615 in the first six months of 2001. This decrease reflects a reduction in development staffing levels and includes the effects of severance costs.

General and Administrative expenses increased by 1% to $1,102,732 in the first six months of 2002 from $1,092,593 in the first six months of 2001. This increase resulted from increased legal costs resulting from extended negotiations surrounding our financing arrangements offset by a reduction in staffing levels (net of severance cost) and recruiting costs.

Interest Income decreased by 82% to $2,241 in the first six months of 2002 from $12,606 in the first six months of 2001. The decrease is due to the lower levels of cash and cash equivalents.

Interest Expense increased by 46% to $413,531 in the first six months of 2002 from $283,898 in the first six months of 2001. The increase is primarily due to the closing of new bank financing and increased shareholder loans.

Impact of Recently Issued Accounting Standards

In November 2001, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor’s products to be a reduction in the selling prices of the vendor’s product and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration related to a separate identifiable benefit and the benefit’s fair value can be established. This issue is to be applied retroactively in the first fiscal quarter ending after December 15, 2001. While we have not yet finalized our evaluation of the effects of this consensus on the consolidated financial statements, we do not expect this to have a material impact on our financial statements.

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

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders was held on June 14, 2002, at which time certain matters were submitted to such shareholders for a vote. Below is a brief description of each such matter as well as the number of shares represented at a meeting and entitled to vote and voting for, against or abstaining as to each matter.

The shareholders elected the following persons to serve a one-year term as members of the Company’s Board of Directors:

Nominees:	Shares For	Shares Withheld
John C. Bacon	99.9%	0.1%
John R. Festa	99.9%	0.1%
Terje Mikalsen	99.9%	0.1%
David P. Moran	99.9%	0.1%
Åsmund R. Sløgedal	99.9%	0.1%
Steven Yung	99.9%	0.1%
Two other nominees, Mr. Erik Engebretsen and Mr. Arild Nilsen declined to stand for election.

The shareholders approved the Amendment to the Company’s 2001 Stock Option Plan

Shares For	Shares Against	Shares Abstaining
99.1%	0.4%	0.5%

The shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ended December 31, 2002.

Shares For	Shares Against	Shares Abstaining
99.6%	0.0%	0.4%

Item 5.    Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit Number	Description

10.1	Loan Agreement between Registrant and Venturos AS dated July 1, 2002.

10.2	Loan Agreement between Registrant and Glastad Holding, Ltd. dated July 1, 2002.

10.3	Loan Agreement between Registrant and Gezina AS dated July 1, 2002.

10.4	Term Promissory Note made by Registrant to Venturos AS dated April 12, 2002.

10.5	Term Promissory Note made by Registrant to Glastad Holding, Ltd. dated April 12, 2002.

10.6	Term Promissory Note made by Registrant to Gezina AS dated April 12, 2002.

10.7	Term Promissory Note made by Registrant to Venturos AS dated April 29, 2002.

10.8	Term Promissory Note made by Registrant to Glastad Holding, Ltd. dated April 29, 2002.

10.9	Term Promissory Note made by Registrant to Gezina AS dated April 29, 2002.

10.10	Term Promissory Note made by Registrant to Venturos AS dated May 14, 2002.

10.11	Term Promissory Note made by Registrant to Glastad Holding, Ltd. dated May 14, 2002.

10.12	Term Promissory Note made by Registrant to Gezina AS dated May 14, 2002.

10.13	Term Promissory Note made by Registrant to Venturos AS dated May 28, 2002.

10.14	Term Promissory Note made by Registrant to Glastad Holding, Ltd. dated May 28, 2002.

10.15	Term Promissory Note made by Registrant to Gezina AS dated May 28, 2002.

10.16	Term Promissory Note made by Registrant to Venturos AS dated June 15, 2002.

10.17	Term Promissory Note made by Registrant to Glastad Holding, Ltd. dated June 15, 2002.

10.18	Term Promissory Note made by Registrant to Gezina AS dated June 15, 2002.

10.19	Term Promissory Note made by Registrant to Venturos AS dated June 26, 2002.

10.20	Term Promissory Note made by Registrant to Glastad Holding, Ltd. dated June 30, 2002.

10.21	Term Promissory Note made by Registrant to Gezina AS dated June 30, 2002.

10.22	Subordination Agreement

99.1	Risk Factors

99.2	Certification of Financial Statements by Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Qreport for the period ended June 30, 2002 to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIABIN, INC.

/s/ DAVID P. MORAN
David P. Moran President and Chief Executive Officer (Principal Executive Officer) and Director

Date: August 14, 2002

/s/ HAINES H. HARGRETT
Haines H. Hargrett Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: August 14, 2002