Form 10-Q
period 2002-09-30
MEDIABIN INC
filed 2002-11-13
CIK 924546

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-24087

MediaBin, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Georgia (State or Other Jurisdiction of Incorporation or Organization)	58-1741516 (I.R.S. Employer Identification No.)

3525 Piedmont Road Seven Piedmont Center Suite 600 Atlanta, Georgia (Address of Principal Executive Offices)	30305-1530 (Zip Code)

Registrant’s Telephone Number, Including Area Code:
(404) 264-8000

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days
Yes ☒ No ☐

The number of shares of the Registrant’s capital stock as of September 30, 2002, the latest practicable date, is as follows: 88,906,702 shares of common stock, $.01 par value.

MEDIABIN, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2002

SIGNATURES.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

MediaBin, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2002	December 2001

	(unaudited)
Assets
Current assets
Cash and equivalents	$75,907	$1,030,398
Accounts receivable	765,410	624,750
Prepaid expenses and other assets	183,344	101,997

Total current assets	1,024,661	1,757,145

Property and equipment
Computer equipment and software	3,256,645	3,159,381
Furniture and equipment	403,944	403,951
Leasehold improvements	152,057	152,056

Total property and equipment	3,812,646	3,715,388
Accumulated depreciation	(3,437,839)	(3,305,477)

Net property and equipment	374,807	409,911

Other assets	74,468	21,046

Total assets	$1,473,936	$2,188,102

Liabilities and shareholders’ deficit
Current liabilities
Accounts payable	$536,199	$468,970
Accrued liabilities	482,179	591,828
Deferred revenue	451,060	259,105
Short term debt	3,350,000	1,338,418
Advances from shareholders	400,863	0
Current subordinated shareholder loans	0	5,850,492
Current maturities of capitalized leases	0	3,640
Other current liabilities	155,695	183,406

Total current liabilities	5,375,996	8,695,859

Non-current liabilities
Subordinated shareholder loans	0	5,958,333
Other non-current liabilities	15,422	0

Total non-current liabilities	15,422	5,958,333

Shareholders’ deficit
Common stock	889,068	175,297
Additional paid-in capital	45,394,273	31,832,625
Accumulated deficit	(50,200,823)	(44,474,012)

Total shareholders’ deficit	(3,917,482)	(12,466,090)

Total liabilities and shareholders’ deficit	$1,473,936	$2,188,102

See accompanying notes.

Item 1.	Financial Statements (continued).

MediaBin, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenue:
License	$467,492	$254,447	$1,609,050	$1,032,961
Services	249,949	112,632	925,716	390,917

Total revenue	717,441	367,079	2,534,766	1,423,878

Cost of revenue	318,726	74,125	853,470	223,279

Gross Margin	398,715	292,954	1,737,783	1,200,599

Operating expenses:
Sales and marketing	795,690	992,518	2,905,861	2,793,015
Research and development	557,847	1,016,125	2,319,631	2,957,741
General and administrative	511,385	539,504	1,614,116	1,632,097

Total operating expenses	1,864,922	2,548,147	6,839,608	7,382,853

Operating loss	(1,466,207)	(2,255,193)	(5,101,825)	(6,182,254)

Other income (expense):
Interest income	472	3,922	2,712	16,527
Interest expense	(214,153)	(184,546)	(627,684)	(468,444)

Total other income (expense)	(213,681)	(180,624)	(624,972)	(451,917)

Net loss	$(1,679,888)	$(2,435,817)	$(5,726,797)	$(6,634,171)

Basic and diluted loss per share	$(0.09)	$(0.14)	$(0.32)	$(0.38)

Weighted average shares outstanding- basic and diluted	18,305,445	17,529,607	17,791,062	17,529,607

See accompanying notes.

Item 1.	Financial Statements (continued).

MediaBin, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,

	2002	2001

Operating activities
Net loss	$(5,726,797)	$(6,634,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	132,365	141,002
Loss on disposal of equipment	0	901
Changes in assets and liabilities:
Accounts receivable	(130,797)	128,771
Prepaid expenses and other assets	(114,783)	(20,659)
Accounts payable	43,731	95,135
Accrued expenses	(109,649)	106,519
Deferred revenue	191,955	52,613
Other liabilities	769,104	97,880

Net cash used in operating activities	(4,944,871)	(6,032,009)

Investing activities
Purchases of property and equipment	(97,258)	(149,907)

Net cash provided by (used in) investing activities	(97,258)	(149,907)

Financing activities
Proceeds from shareholder advances	400,000	0
Proceeds from subordinated shareholder loans	3,535,000	5,666,667
Proceeds from short term loans	1,950,000	0
Payments on subordinated shareholder loans	(1,793,722)	(166,667)
Payments on capital lease obligations	(3,640)	(29,557)
Issuance of common stock/ warrants	0	19,902

Net cash provided by financing activities	4,087,638	5,490,345

Increase (decrease) in cash and cash equivalents	(954,491)	(691,571)
Cash and cash equivalents at beginning of period	1,030,398	698,907

Cash and cash equivalents at end of period	$75,907	$7,336

See accompanying notes.

MediaBin, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2002
(unaudited)

1. Presentation of Interim Information

         The accompanying condensed consolidated financial statements include all adjustments consisting of normal recurring adjustments that MediaBin, Inc. and its wholly owned subsidiary, Iterated Systems, Limited (collectively, the “Company” or “we”) consider necessary for a fair presentation of its unaudited results of operations for the nine months ended September 30, 2002 and 2001. Results for the nine months ended September 30, 2002 are not necessarily indicative of the results for the year.

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

3. Loan Agreements/ Loan Conversion

         During the period 2000 through September 2002, we entered into loan agreements with Venturos AS (a shareholder controlled by Mr. Terje Mikalsen who is a member of our Board of Directors), Glastad Holdings, Ltd., and Gezina AS, all shareholders of the Company (the “Lenders”). The balance owed under these loan agreements immediately prior to September 30, 2002 was $14,275,419. The terms of the loans called for us to pay interest at the rate of prime plus 1%. Principal payments were to begin January 2003 and to be paid in quarterly installments through 2005. In the event that we successfully completed a private placement or public offering of common stock raising funds greater than a specified minimum amount, the Lenders would convert the loans into shares of common stock at a price equal to 75% of the private placement or public offering price. On September 30, 2002, the Lenders converted these loans into an aggregate of 71,377,095 shares of the Company’s common stock.

         In September 2002, Venturos AS advanced the Company $400,000 at no interest. The advance is repayable in January 2003 and is secured by our accounts receivable.

         In December 2001, we entered into a loan agreement with Nordea Bank Norge ASA providing a credit facility under which we can draw up to $3,350,000. The loan is guaranteed by three of our major shareholders and is secured by our intellectual property. Interest is calculated at the rate of 1.75% above the bank’s base rate for debit call loans (currently 1.79%). Principal and interest is due December 2002 and will have a significant impact on our liquidity and capital resources if it is not renewed. As of September 30, 2002, this credit facility has been fully utilized.

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

         We recognize software license fee revenue in accordance with AICPA Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”). Accordingly, we do not recognize revenue from software license agreements unless the product has been delivered, persuasive evidence of an arrangement exists, the license fee amount is fixed and determinable and collection of the fee is probable. We generally sell our products under multiple element arrangements together with services and software maintenance. In cases where services are not considered essential to the functionality of the software, and where we have vendor specific objective evidence of fair value of all the undelivered elements, we use the residual method to account for the value of the delivered elements. Where services are considered essential to the functionality of the software, we use the percentage of completion to account for the services and license fees using labor hours as the indicator of completeness. Revenue from license fees subject to customer acceptance clauses are not recognized until formal acceptance has been received or rights related to customer acceptance clauses have expired. Revenue from services is recorded as the services are performed. Revenue from software maintenance contracts is recorded ratably over the term of the support contract, which is typically one year.

         Deferred revenues arise primarily as a result of annual billings of software maintenance fees at the beginning of maintenance terms, and billings of software license fees that do not meet the criteria for recognition under SOP 97-2 as of the balance sheet date.

         During the quarter ended June 30, 2002, the Company undertook a program to materially reduce our costs to attempt to more closely align our costs with revenues. These measures included reduction of both personnel and non-personnel costs and affected all departments. We anticipate that these actions will result in cost savings of almost $1,000,000 during this year.

Financial Condition

         Accounts receivable of $765,410 reported in the Balance Sheet include $52,222 of unbilled receivables that reflect services we have provided and for which revenue has been recognized but for which the customer has not yet been invoiced due to the terms of the agreements. All of these unbilled receivables are expected to be invoiced prior to December 31, 2002. $221,000 in accounts receivable outstanding as of September 30, 2002, were collected in October 2002.

         During the period 2000 through September 2002, we entered into loan agreements with Venturos AS (a shareholder controlled by Mr. Terje Mikalsen who is a member of our Board of Directors), Glastad Holdings, Ltd., and Gezina AS, all shareholders of the Company (the “Lenders”). The balance owed under these loan agreements immediately prior to September 30, 2002 was $14,275,419. The terms of the loans called for us to pay interest at the rate of prime plus 1%. Principal payments were to begin January 2003 and to be paid in quarterly installments through 2005. In the event that we successfully completed a private placement or public offering of common stock raising funds greater than a specified minimum amount, the Lenders would convert the loans into shares of common stock at a price equal to 75% of the private placement or public offering price. On September 30, 2002, the Lenders converted these loans into an aggregate of 71,377,095 shares of the Company’s common stock.

         In September 2002, Venturos AS advanced the Company $400,000 at no interest. The advance is repayable in January 2003 and is secured by our accounts receivable.

         In December 2001, we entered into a loan agreement with Nordea Bank Norge ASA providing a credit facility under which we can draw up to $3,350,000. The loan is guaranteed by three of our major shareholders and is secured by our intellectual property. Interest is calculated at the rate of 1.75% above the bank’s base rate for debit call loans (currently 1.79%). Principal and interest is due December 2002. As of September 30, 2002, this credit facility has been fully utilized.

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

Liquidity and Capital Resources

         In the first nine months of 2002 and 2001, we used cash in operating activities of $4,944,871 and $6,032,009, respectively. Our cash balance is $75,907 and our current ratio is 0.20:1. The funding for our operations in 2001 and 2002 has been generated primarily by the proceeds from bank financing and shareholders, which have enabled us to meet our obligations despite negative cash flows. To fund operations in 2002 and 2003 and to repay outstanding debt, we have been seeking and will continue to seek additional investment capital. We cannot be certain whether we can obtain such additional capital and upon what terms such capital may be obtained. We are also aggressively seeking strategic partners to accelerate sales growth, and we have undertaken significant cost-cutting measures, including personnel reductions, which could slow down our sales and product development efforts. It is not possible to predict the outcome of our efforts. If we are unable to raise sufficient funds from either existing shareholders or new investment capital, we will need to dramatically alter our business plan and it is questionable whether the Company can continue operations for more than six months.

         We are currently a party to a loan agreement with Nordea Bank Norge ASA which provides us a credit facility under which we can draw up to $3,350,000. The loan is guaranteed by three of our major shareholders and is secured by our intellectual property. Interest is calculated at the rate of 1.75% above the bank’s base rate for debit call loans (currently 1.79%). As of September 30, 2002, this credit facility has been fully utilized. The entire principal amount and all accrued interest is due in December 2002, and could have a significant impact on our liquidity and capital resources if it is not renewed.

         In the first nine months of 2002 and 2001, investing activities used cash of $97,258 and $149,907, respectively. These funds were used primarily for the purchase of computer equipment.

         In the first nine months of 2002 and 2001, financing activities from bank financing and shareholder loans and advances provided funds of $4,087,638 and $5,490,345, respectively.

Results of Operations

Three Months Ended September 30, 2002, Compared to Three Months Ended September 30, 2001

         Revenue increased by 95% to $717,441 in the three months ended September 30, 2002, from $367,079 in the same period in 2001. This represents an increase of 102% in revenue from MediaBin licenses and services (to $696,441 from $344,632) and a decrease of 7% (to $21,000 from $22,447) in revenue from our non-core products. During this period the Company added five new customers and had repeat orders from nine existing customers. During this period average order size for new customers increased by 18% to $85,000 over the same period last year due to increased features available to license and an increase in value of services provided to each customer.

         Cost of revenue increased by 330% to $318,762 in the three months ended September 30, 2002, from $74,125 in the same period in 2001. This increase was due to increased costs necessary to support our increased revenues, including increased software royalty fees caused by the expansion of licensed software within the MediaBin product, and increased personnel costs necessary to generate increased service and maintenance revenue.

         Sales and Marketing expenses decreased by 20% to $795,690 in the three months ended September 30, 2002, from $992,518 in the same period in 2001. This decrease resulted primarily from a decrease in market development personnel and marketing expenditures as we are attempting to more closely align our cost with our revenues.

         Research and Development expenses decreased by 46% to $557,847 in the three months ended September 30, 2002, from $1,016,125 in the same period in 2001. This decrease reflects a reduction in development staffing levels. In our development process we maintain a constant backlog of product modifications and enhancements designed to improve our products. The time frame in which these can be accomplished is directly affected by the funds available, and a reduction in funding extends the time by which these enhancements can be completed.

         General and Administrative expenses decreased by 5% to $511,385 in the three months ended September 30, 2002, from $539,504 in the same period in 2001. This decrease resulted primarily from a reduction in staffing levels.

         Interest Income decreased by 89% to $472 in the three months ended September 30, 2002, from $3,922 in the same period in 2001. The decrease is due to the lower balances of cash and cash equivalents.

         Interest Expense increased by 16% to $214,153 in the three months ended September 30, 2002, from $184,546 the same period in 2001. The increase is primarily due to the closing of new bank financing and increased shareholder loans. On September 30, shareholder loans were converted to equity, which we expect to result in significantly reduced interest expense in future quarters.

Nine Months Ended September 30, 2002, Compared to Nine Months Ended September 30, 2001

         Revenue increased by 78% to $2,534,765 in the first nine months of 2002 from $1,423,878 in the first nine months of 2001. Revenue from MediaBin licenses and services, our core business, increased 95% (to $2,464,931 from $1,265,678) in the first nine months of 2002 over the first nine months of 2001, while non-core revenues decreased by 56% (to $69,835 from $158,197) during the same period. During this period the Company added fourteen new customers and had repeat orders from eighteen existing customers. During this period average order size for new customers increased by 41% to $101,100 over the same period last year due to increased features available to license and an increase in value of services provided to each customer.

         Cost of Revenue increased by 257% to $796,983 the first nine months of 2002 from $223,279 in the first nine months of 2001. This increase was due to increased costs necessary to support our increased revenues, including increased software royalty fees caused by the expansion of licensed software within the MediaBin product, and increased personnel costs necessary to generate increased service and maintenance revenue.

         Sales and Marketing expenses increased by 4% to $2,905,861 in the first nine months of 2002 from $2,793,015 in the first nine months of 2001. This increase was the net effect of several differing factors: sales commissions increased due to increased revenue and we increased the use of outside consultants to assist in the development of potential customers. Offsetting this increased cost was a reduction of expenditures on trade shows and promotional efforts.

         Research and Development expenses decreased by 22% to $2,319,631 in the first nine months of 2002 from $2,957,741 in the first nine months of 2001. This decrease reflects a reduction in development staffing levels. In our development process we maintain a constant backlog of product modifications and enhancements designed to improve our products. The time frame in which these can be accomplished is directly affected by the funds available, and a reduction in funding extends the time by which these enhancements can be completed.

         General and Administrative expenses decreased by 1% to $1,614,116 in the first nine months of 2002 from $1,632,097 in the first nine months of 2001. This decrease resulted from reduction in staffing levels and recruiting costs offset by increased legal and outside consultant costs resulting from extended negotiations surrounding our financing arrangements.

         Interest Income decreased by 84% to $2,712 in the first nine months of 2002 from $16,527 in the first nine months of 2001. The decrease is due to the lower levels of cash and cash equivalents.

         Interest Expense increased by 34% to $627,684 in the first nine months of 2002 from $468,444 in the first nine months of 2001. The increase is primarily due to the closing of new bank financing and increased shareholder loans. On September 30, shareholder loans were converted to equity, which we expect to result in significantly reduced interest expense in future quarters.

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

Inflation

         The effects of inflation on our operations were not significant during the periods presented in the consolidated financial statements, and the effects thereof are not anticipated to be of significance in the future. Generally, throughout the periods discussed above, the changes in revenue have resulted primarily from fluctuations in sales levels, rather than price changes.

Controls and Procedures

          Within the 90-day period prior to the filing of this report, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) of the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

         Financial instruments that potentially subject us to significant concentrations of market risk consist principally of trade accounts receivable, accounts payable, short-term debt and loans from shareholders. We believe that the potential effects of market risk are not material to our operations.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

We were not a party to any material legal proceedings during the financial quarter covered by the report.

Item 2.	Changes in Securities.

(a) On September 11, 2002, pursuant to the vote of the shareholders of the Company, the Company amended its Amended and Restated Articles of Incorporation to increase the number of authorized shares of the Company’s $.01 par value common stock to 200,000,000 shares, an increase of 160,000,000 shares.

(b) On September 30, 2002, the Company completed a transaction with three of its major shareholders in which $14,275,000 in outstanding debt was converted into common stock of the Company. The price at which the loans were converted was $0.20 per share. A total of 71,377,095 shares were issued, resulting in MediaBin having a total of 88,906,702 shares outstanding. As a result of this transaction MediaBin’s balance sheet debt will be reduced by $14,275,419 and shareholders equity increased by the same amount.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a) A Special Meeting of Shareholders (the “Special Meeting”) of the Company was held on September 11, 2002. There were present at the Special Meeting, in person or by proxy, holders of 9,602,438 shares (or 54.8%) of the common stock entitled to vote.

(b) The proposal to amend the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of the Company’s $.01 par value common stock to 200,000,000 shares, an increase of 160,000,000 shares, was approved with 9,524,738 affirmative votes cast, 68,200 negative votes cast and 9,500 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the Special Meeting was required to approve the amendment.

(c) The proposal to amend the Company’s 2001 Stock Option Plan (the “Plan”) to increase the number of Common Shares issuable under the Plan by 37,225,508 shares was approved with 5,957,110 affirmative votes cast, 2,278,578 negative votes cast and 1,366,750 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the Special Meeting was required to approve the amendment.

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit Number	Description

3.1	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant files as of September 27, 2002.

10.1	Term Promissory Note between Registrant and Venturos AS dated July 10, 2002. (Subsequently converted into common stock.)

10.2	Term Promissory Note between Registrant and Glastad Holdings, Ltd. dated July 10, 2002. (Subsequently converted into common stock.)

10.3	Term Promissory Note between Registrant and Gezina AS dated July 16, 2002. (Subsequently converted into common stock.)

10.4	Subordination Agreement between Registrant and Venturos AS, Glastad Holdings, Ltd. and Gezina AS dated August 8, 2002.

10.5	Term Promissory Note between Registrant and Venturos AS dated July 30, 2002. (Subsequently converted into common stock.)

10.6	Term Promissory Note between Registrant and Glastad Holdings, Ltd. dated July 30, 2002. (Subsequently converted into common stock.)

10.7	Term Promissory Note between Registrant and Venturos AS dated August 15, 2002. (Subsequently converted into common stock.)

10.8	Term Promissory Note between Registrant and Glastad Holdings, Ltd. dated August 14, 2002. (Subsequently converted into common stock.)

10.9	Term Promissory Note between Registrant and Gezina AS dated August 13, 2002. (Subsequently converted into common stock.)

10.10	Term Promissory Note between Registrant and Gezina As dated August 29, 2002. (Subsequently converted into common stock.)

10.11	Term Promissory Note between Registrant and Glastad Holdings, Ltd. dated August 29, 2002. (Subsequently converted into common stock.)

10.12	Term Promissory Note between Registrant and Venturos AS dated September 4, 2002. (Subsequently converted into common stock.)

10.13	Unsecured Loan Agreement between Registrant and Venturos AS dated September 30, 2002. (Subsequently converted into common stock.)

10.14	Loan Agreement between Registrant and Glastad Holdings, Ltd. dated September 30, 2002. (Subsequently converted into common stock.)

10.15	Loan Agreement between Registrant and Gezina AS dated September 30, 2002. (Subsequently converted into common stock.)

10.16	Short Term Advance between Registrant and Venturos AS dated September 12, 2002.

10.17	Short Term Advance between Registrant and Venturos AS dated September 27, 2002.

10.18	Amendment to Loans Agreement between Registrant and Venturos AS, Glastad Holdings, Ltd. and Gezina AS dated September 30, 2002.

99.1	Risk Factors

99.2	Certification of Financial Statements by Principal Executive Officer and Principal Financial Officer.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q report for the period ended September 30, 2002 to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIABIN, INC.
Date: November 13, 2002	/s/ DAVID P. MORAN

David P. Moran President and Chief Executive Officer (Principal Executive Officer) and Director

Date: November 13, 2002	/s/ HAINES H. HARGRETT

Haines H. Hargrett Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

         I, the Chief Executive Officer, of MediaBin, Inc. (the “registrant”), certify that:

         1. I have reviewed this quarterly report on Form 10-Q of the registrant;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

(b)	evaluated the effectiveness of the registrant’s internal disclosures controls and procedures as of a date within 90 days prior to this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and.

         6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Dated this 13th day of November.

/s/ DAVID P. MORAN

Chief Executive Officer

CERTIFICATE OF CHIEF FINANCIAL OFFICER

I, the Chief Financial Officer, of MediaBin, Inc. (the “registrant”), certify that:

         1. I have reviewed this quarterly report on Form 10-Q of the registrant;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

(b)	evaluated the effectiveness of the registrant’s internal disclosures controls and procedures as of a date within 90 days prior to this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and.

         6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Dated this 13th day of November.

/s/ HAINES HARGRETT

Haines Hargrett Chief Financial Officer