Form 10-K
period 2002-12-31
MEDIABIN INC
filed 2003-03-31
CIK 924546

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File Number: 0-24087

MEDIABIN, INC.

(Exact Name of Registrant Specified in Its Charter)

Georgia (State or Other Jurisdiction of Incorporation or Organization)	58-1741516 (I.R.S. Employer Identification No.)

3525 Piedmont Road Seven Piedmont Center, Suite 600 Atlanta, Georgia (Address of Principal Executive Office)	30305-1530 (Zip Code)

Registrant’s telephone number, including area code: (404) 264-8000

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class Common Stock, par value $.01 per share	Name of Exchange on Which Registered Oslo Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12(b-2). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price for the Registrant’s common stock on March 15, 2003 as reported by the Oslo Stock Exchange, was approximately $4,021,200. The shares of the Registrant’s common stock held by each officer and director and by each person known to the Registrant who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 15, 2003, the Registrant had outstanding 8,890,695 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2002 are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein.

PART I

Forward-Looking Statements - Cautionary Statements

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but are the intent, belief or current expectations, of our business and industry, and the assumptions upon which these statements are based. Words such as “may”, “will”, “should”, “potential”, “continue”, “strategy”, “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Examples of such statements in this report include discussions of the length of time our sources of liquidity will be sufficient to support our operations, our ability to raise additional cash, and descriptions of our plans. We believe these forward-looking statements are reasonable: however, you should not place undue reliance on such statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of these factors and the factors identified in “Item 1. Business” and in “Item 7. Financial Information--Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All references to year periods refer to our fiscal year ended December 31, 2002.

ITEM 1.         BUSINESS.

Introduction

MediaBin, Inc. (the “Company”) was organized under the laws of the State of Georgia on May 28, 1987, as Iterated Systems, Inc. and develops innovative, standards-based enterprise brand management solutions for Global 2000 corporations. The Company’s next generation Digital Asset Management (DAM), or Brand Asset Management, system is a solution developed for global marketing, enabling marketing and eCommerce teams to promote their brands while protecting brand integrity. DAM systems have existed for several years but have historically been focused on market niches, such as the printing and broadcast industries, and have been correspondingly designed for use by specialists. Recently, DAM systems have moved into mainstream use by non-specialist users at Global 2000 corporations as part of a set of solutions that encompasses Web Content Management and Document Management systems.

The MediaBin suite of products was built expressly to help companies manage, produce, share, and deliver volumes of digital assets, including product photographs, advertisements, brochures, presentations, video clips, and other marketing collateral. It frees marketing professionals from manually completing these processes and allows them to focus on more strategic initiatives. It speeds time-to-market for new products and marketing campaigns, giving companies more opportunities to capture market share. A significant part of MediaBin’s value—and a source of competitive differentiation—is that MediaBin software works out of the box and delivers a rapid return on investment. The Company’s MediaBin clients include the Ford Division of Ford Motor Company, National Semiconductor, Lear Corporation, Georgia-Pacific, W.W. Grainger, Delta Air Lines, Microsoft, Samsonite, John Deere, Johnson & Johnson, Binney & Smith, Sara Lee Corporation, Reebok International, Progressive Casualty Insurance, Cole Haan, and many others.

Our Business

The Company develops commercial software that helps large corporations protect and manage the use and deployment of their single most valuable asset—their brand. MediaBin software combines ease of use and simplicity of operation with the ability to integrate with other software infrastructure. It provides companies with the ability to store all their core brand-building assets on a single, protected Net-native platform. MediaBin provides organizations with the ability to:

•          Manage and protect the distribution of these assets via a Web browser

•          Empower marketing partners or agencies to update new or re-formed assets

•          Expand their brand awareness through faster go-to-market activities

•          Share and collaborate around the brand

•          Focus their marketing personnel on high-value, brand-building activities rather than mundane marketing administration and distribution functions

Brand Management Challenges

There are many established and emerging trends that present branding challenges to today’s global corporations:

•          The growth of digital images represents a significant challenge to corporations: analyst firm IDC estimates that there were 10 billion corporate digital photographs in 2002 and that number will grow to more than 33 billion by 2005;

•          The necessity for cross-media (print, television, Web, wireless, etc.) marketing makes it difficult for corporations to create and maintain different formats and to ensure brand integrity across channels;

•          The demand for faster and wider distribution of brand assets is increasing due to the need to launch campaigns and products faster; synchronize global brand activities; and keep distributed employees, suppliers, partners, and resellers updated.

Traditionally, companies have outsourced the control of their brand assets to service bureaus and ad agencies. As a result, early DAM vendors focused on optimizing the tactical operations for these service groups. However, in this model corporations often pay heavy fees for content creation, have limited access rights to their own investments, and have limited control over the full range of their brand content. The first DAM systems do not meet the requirements of Global 2000 corporations who need solutions designed for today’s marketing groups. MediaBin’s next generation DAM solution:

•          Gives authorized users (employees, partners, resellers, vendors) self-service Web access to a complete catalog where they can search, view, and download the assets they need when they need them, rather than going through an agency or service bureau.

•          Enables the use and reuse of brand assets for multi-national, cross-media campaigns, which lowers costs and promotes brand consistency.

•          Is focused on marketing and eBusiness processes to speed product launches and marketing campaigns while protecting brands.

•          Is a scalable solution that delivers value out of the box for workgroup applications up through divisions, enterprises, and to the extended network of supply chain partners and vendors.

There is a major discontinuity between the tactical needs of support agencies (printers, service bureaus, etc.) and the strategic imperative of providing a global, brand content infrastructure. It is in this newly mandated strategic imperative that MediaBin aims to become the Digital Asset Management vendor of choice for global brand companies.

The MediaBin suite of products does not target support agencies, but instead serves a horizontal market, addressing the needs of three classes of users within a broad range of industries. These users share a common need for automation tools to support the management and production of marketing assets, and a concern with the integrity of brand representations. They are:

•          Marketing professionals

•          Corporate photography groups

•          eBusiness, catalog, and distribution groups

Our Value

Our customers can speak best as to why MediaBin is now a strategic component of their marketing infrastructure.

Ford Division of Ford Motor Company

The Ford Division of Ford Motor Company is the world’s largest producer of trucks and the second largest producer of cars and trucks combined.

“Working with close to 50 ad agencies on multiple vehicle lines, we needed a way to store, analyze, locate, and repurpose thousands of costly digital assets. MediaBin’s Digital Asset Management (DAM) system was a natural fit for the Ford Division. Now in its third full year of production, it has saved Ford over $2 million per year through productivity gains, asset repurposing, tighter brand control, elimination of CD-ROM creation, and ad agency Web self-service. We see the current system as just the beginning of a continuously evolving business process.”

Steve Lyons, President
Ford Division

W.W. Grainger

W.W. Grainger, Inc., with 2002 sales of $4.64 billion, is the leading North American provider of maintenance, repair, and operating (MRO) supplies and related information to businesses and institutions.

“At Grainger, we receive thousands of images from many different suppliers in many different sizes and formats that traditionally need to be ‘normalized’ to meet the catalog requirements. Through MediaBin’s automation, the images will now be available for print or Web much faster, an advantage that speeds time-to-market for new products. Equally compelling is the fact that the platform is scalable to meet our company’s future growth.”

Len Kazmer, Electronic Imaging Manager
W.W. Grainger, Inc.

Delta Air Lines

Delta Air Lines, Inc. provides air transportation for passengers and freight throughout the world.

“MediaBin has allowed us to manage all of our corporate photography online. We can quickly access images that used to take hours to even locate, and download them within minutes. As long as I have access to the Internet, I have access to all Delta images. MediaBin has allowed us to establish a self-serve image library for both our internal and external customers.”

Terri Hanson, Manager of Photography
Delta Air Lines

Cole Haan

A wholly owned subsidiary of Nike, Inc., Cole Haan manufactures and sells artisan quality leather goods in more than 70 Cole Haan branded stores and through upscale retailers like Nordstrom, Neiman Marcus, and many others.

“We paid for our system in the first few months. It used to take 15 to 20 minutes just to locate an image on a CD. Just the time alone, not including repurposing the images, we’ve already broken even [on our MediaBin purchase].”

Buzz Morley, eCommerce Project Manager
Cole Haan

Samsonite

Samsonite is one of the world’s largest manufacturers and distributors of luggage and markets luggage, casual bags, business cases, and travel-related products under brands such as SAMSONITE®, AMERICAN TOURISTER®, LARK®, HEDGREN® and SAMSONITE® BLACK LABEL, with 2002 sales in excess of $736 million.

“We saw an immediate return on our investment in MediaBin by producing all of the graphics for our U.S. Web site two weeks ahead of schedule. I have seen nothing like MediaBin—it is intuitive to use, and I believe it has huge potential for any business that is concerned about the integrity of its brands.”

Nick Macera, Director of Information Technology
Samsonite

National Semiconductor

National Semiconductor is a leading manufacturer of specialty semiconductor products. National’s chips are found in technology products ranging from mobile and cordless phones to TV set-top boxes and DVD players and displays. With revenues of $1.49 billion in 2002, the company employs 10,000 worldwide.

“We’ve probably seen a 75 percent increase in the productivity of our staff since they’re spending much less time searching for image. Searches that could take hours now take about a minute.”

Andy Aronson, Project Manager
National Semiconductor

MediaBin is built to take the complexity out of sharing and producing product images, logos, documents, presentations and other digital brand assets. For large corporations, MediaBin supports two basic value propositions:

1)        Corporate wide, self-service, Web browser access to brand assets

2)        High-volume image production automation to deliver images to eBusiness Web sites and to share marketing content (including descriptive data) with supply chain partners

Self-service access empowers the users who need assets to get exactly what they need, when they need it, through a MediaBin Web browser—without having to be experts in graphic arts. Brand managers get control over their brand assets and at the same time they achieve the speed of the Internet to get up-to-date marketing materials into the market immediately—without adding people.

Production automation allows corporations to rapidly expand their business through MediaBin’s patented image automation. MediaBin takes a single, high quality copy of a product image and automatically produces all the different versions of that image needed for use on Web sites or in printed materials. When images change or the formats change, MediaBin can create new versions automatically.

The Market Opportunity

All corporations managing brands require Digital Asset Management systems at the enterprise level as functions throughout the organization converge on the need to coordinate global brand activities. Independent projections by Frost & Sullivan indicate the worldwide market for DAM systems will exceed $1 billion in 2004, with a cumulative average growth rate (CAGR) of 54% between 2000 through 2007 – more than doubling revenues to $2.5 billion by the end of the forecast period. This represents a tremendous business opportunity for widespread deployment for vendors who can grasp it.

The broader Enterprise Content Management market breaks down into three major segments corresponding to legacy, specialized applications that are beginning to combine to build enterprise solutions. ECM suppliers focus on developing solutions for one or more of these functions as well as providing integration points to enable connectivity with solutions that address other functions. The three segments are as follows:

•          Digital Asset Management from companies like MediaBin, Artesia, WebWare, and North Plains Systems

•          Document Management from companies like Documentum

•          Web Content Management from companies like Interwoven, Microsoft, and Vignette

Within this broad market, MediaBin has chosen to develop products that address the Digital Asset Management function. As the above figures for the DAM segment suggest, it is currently an attractive market space, and MediaBin is emerging as the industry leader with unmatched software capabilities and more than 50 blue-chip customers.

Our Products

MediaBin offers a true Net-native Digital Asset Management platform that is both user-friendly and easily extensible. Its features include:

•          Software that can be deployed and can begin delivering value in just days

•          The ability to “push” and “pull” content from any location

•          Enabling users to view files in any format without installing additional applications or requiring downloads and plug-ins

•          The storage of a core asset with new file formats rendered on demand

•          Full role-based security including multiple roles within the brand building process

MediaBin manages all kinds of rich media assets, but has specific strengths in the delivery of image automation services. These are analogous to “just-in-time” manufacturing methods that have been deployed with such great success in the manufacturing marketplace, and enable users or other systems to get image assets in precisely the form required. Other assets, such as video and audio files, presentation slides, Microsoft Office documents, Adobe Portable Document Format (PDF) files, QuarkXPress files, and so on can be stored in the repository and viewed via the Web browser without the need for user to have the application software that created them.

The MediaBin platform is built on open, industry standards such as HTTP (Web browser) and TCP/IP (file transfer) protocols, and the Windows NT/2000 operating system. MediaBin uses either Microsoft SQL Server 2000 or Oracle 8/9i as the underlying database. Application Programming Interfaces (APIs) are available, which allow easy integration and customization of MediaBin using COM automation, C++, and Java. MediaBin is also able to import and export data using XML (eXtensible Mark-up Language). Future versions of the product will support emerging standards such as WebDAV (Distributed Authoring and Versioning) and XMP.

As well as supporting the self-service model for the distribution of marketing assets, MediaBin Asset Manager, the core product, can be combined with add-on applications to provide workflow automation in several critical areas:

•          Automation of image production

•          Automated pushing of content to other systems

•          Integration with third party applications

•          Tracking and revision management

•          Automated order processing for electronic and hardcopy assets

•          Collaboration for geographically-dispersed workgroups

These add-on applications include MediaBin Deployment Agent, MediaBin Order Fulfillment, MediaBin Project Manager, and MediaBin WorkPlace.

Automation of Image Production

Today, a significant amount of post-creative work is required to prepare images for use in the print and Web environment. These tasks include time-consuming operations that take a digital image that is artistically complete and prepare that image for use in another medium.

Creative professionals, whose time is both valuable and expensive, can spend up to 70 percent of their time doing this post-creative work that does not require their creative skills. As corporations move rapidly to place their product images on the Web, the need for multiple copies of the same images, some suited for print, some suited for the Web, becomes costly and very time consuming. MediaBin relieves the creative professional of post-creative work and moves it to automated processes on the MediaBin server. Organizations can perform post-creative operations using a fraction of the time and effort.

MediaBin enables a highly efficient single image asset approach, wherein a single image is captured, stored, and automatically processed, so it can be used and then re-formatted for any use—on the Web, in print ads, for store merchandising displays, and on billboards. This approach, now sometimes called COPE (Create Once, Publish Everywhere) was pioneered by MediaBin and is automated through the MediaBin platform.

Automated Pushing of Content to Other Systems

MediaBin Deployment Agent adds a powerful automated scheduler to the core MediaBin functions. It lets an administrator set up rules to perform instructions such as this: “Every Friday at 2am, check the MediaBin database for changes to product images, and process all changed images to create 3 Web-ready images for each and deploy them to the Web staging serve, and to all distributors’

FTP sites.” MediaBin Deployment Agent performs functions that require days or weeks of custom programming to accomplish with competing products.

Integration with Third Party Applications

MediaBin Deployment Agent is also used to facilitate integration with commerce servers and Web Content Management systems. As it is scriptable, it can be readily customized to fit with particular workflows.

Tracking and Revision Management

One of the largest challenges facing organizations with many brand assets is tracking usage and ensuring that the assets in use are the most current versions. MediaBin provides intelligent revision management, so that users of the system are provided with the latest version of an asset by default, but administrators can always revert to an earlier saved version. For image assets, MediaBin features a method for which we are currently seeding patent protection that provides automated tracking and revision of derivative images. Derivative images are images created from a single image original (core asset) that are slightly different from the original to serve different purposes. MediaBin keeps track of the relationships between the assets and derivatives, so that updates can be made automatically throughout an entire collection of derivatives, simply by updating their common core asset. Similarly, derivative images are tagged such that their parent core image source can be located on MediaBin servers located anywhere—on a local network or on the other side of the world across the Internet.

Automated Order Processing for Electronic and Hardcopy Assets

MediaBin Order Fulfillment enables MediaBin users to place orders for assets in the MediaBin catalog and receive those assets in a variety of electronic and hardcopy formats. For example, resellers may want to order printed brochures and point-of-purchase materials for to support their local sales initiatives. With MediaBin Order Fulfillment users simply select the assets they want via the MediaBin Web browser interface and order exactly what they need online. The order can then be priced, tracked, fulfilled, and reported.

Collaboration for Workgroups

As the global reach of brands and brand companies expands, the need to rapidly and efficiently share brand assets is increasing dramatically. MediaBin WorkPlace provides a collaborative workspace online for team members to view, comment on and approve marketing assets. MediaBin Project Manager is a complete online project management tool designed to help marketers track all ongoing projects, from initial concept and design through to printing and fulfillment.

Sales Channels

The primary business model for MediaBin involves the license of MediaBin directly to end-users. The provision of MediaBin as a hosted service (Application Service Provider or ASP model) is not a significant part of the Company’s activities at this time. MediaBin is sold via a direct sales force and through a reseller channel. Current resellers include Interwoven, Kerridge Media Services, and PMG. Interwoven sells complementary Web Content Management software and needed leading Digital Asset Management capabilities to deliver a complete Enterprise Content Management solution. MediaBin anticipates significant sales accruing from these relationships due to the value MediaBin software adds to marketing and eBusiness initiatives.

The sale of MediaBin is sometimes bundled with consulting and integration services. These integration services are designed to ensure that MediaBin fits well with the customer’s existing workflows and software infrastructure. A select group of system integration partners adds value in the sale of MediaBin through services including integration into existing systems, training, installation, and, potentially, total system support. In many cases, the system integrators will sell the product directly to end users, but they may in some cases act as aggregators and recommenders for the use of MediaBin to end users in the market. Currently, we have working relationships with integrators such as Dell Professional Services, Interflow, Meritage Technologies, SBI, and The Rookwood Group.

Other partners include vendors of complementary technology solutions such as Microsoft (eBusiness infrastructure), Vignette (Web Content Management systems), Virage (video technology), and Adobe (imaging technologies). Adobe Graphics Server is included in the core MediaBin Asset Manager product, giving customers seamless access to a complete set of asset repurposing tools.

Competition

MediaBin’s target market is defined as marketing and eBusiness groups within Global 2000 companies. The marketing segment has only recently become a target for Digital Asset Management system vendors, who have historically focused on vertical markets such as broadcasting and print/publication. This Media and Entertainment (M&E) market has become saturated (and is therefore not part of our market focus), so some DAM system vendors have turned to the corporate market – the market where MediaBin, Inc. has been focused from the start.

There are approximately 200 vendors of DAM systems, but only a few have positioned themselves explicitly as having solutions for the corporate market; we call these solutions next generation DAM to fulfill a need we describe as Brand Asset Management. Another class of software vendors is emerging to provide related marketing management functions such as: project management for major events like product launches; lead-tracking, and cost analysis to judge the effectiveness of marketing campaigns; and collaboration tools to improve the proofing and approvals cycle for marketing collateral. Many of these systems incorporate some degree of asset management functionality, and can therefore be considered peripherally competitive.

Thus, MediaBin has two categories of competitors in addressing the needs of Global 2000 marketing executives: traditional DAM vendors who are moving into the corporate market, and entrants to the new field of marketing management software.

Leading competitors in the corporate marketing segment are listed below:

•          Artesia: Formed from the publishing arm of Thomson Media and supported by investments from Goldman Sachs, Vignette, and others, Artesia is privately held with estimated FY2002 revenues of $15 million with approximately 100 employees.

•          Documentum: Documentum is a Document Management vendor that is making the transition to an Enterprise Content Management supplier. It has competed against Interwoven in Web Content Management and acquired DAM vendor Bulldog in December 2001. The company had 2001 revenues of $186 million (FY2000 revenues were $218 million). For the first three quarters of 2002, revenues were $160.9 million. Headquartered in California, it has 940 employees, 30 offices worldwide, and 1,500 customers.

•          eMotion: eMotion had FY2001 revenues of $2 million and have approximately 20 employees. Original investors included Kodak, Sun Microsystems, Young & Rubicam, and GE Capital.

•          North Plains Systems: North Plains’ Telescope product, now on version 7.0, is one of the original DAM systems, sold to printing and pre-press companies and to some corporate accounts. The company is privately-financed, claims more than 400 installations, and employs about 40 people, mainly in Toronto.

•          WebWare: WebWare is a private company headquartered in California and founded in 1996 with 35 employees. WebWare was the first company to position itself as offering “brand resource management” software. Revenues for the first half of 2001 were $3.2 million and they have approximately 60 employees.

Summary

The concept Brand Asset Management was pioneered by MediaBin and is designed for marketing and eBusiness applications in horizontal industries, is aimed at generalist users, and focuses on asset distribution. Even the earliest DAM vendors are now touting marketing applications and brand management benefits because they recognize the tremendous opportunity for growth in the corporate sector. MediaBin’s differentiation is the software’s ease of use, ease of customization, speed of implementation (works out-of-the-box), tightly integrated asset repurposing, rich technology history (over 20 issued patents), and knowledgeable staff. In head to head competitive product evaluations at companies including Sara Lee, Reebok, John Deere, AstraZeneca, and Johnson & Johnson, MediaBin was chosen as the best solution. By capitalizing on the latest technology trends, such as Microsoft .NET and Web services, MediaBin is expanding from workgroup and departmental solutions to true enterprise solutions in which a corporation’s kiretsu of partners (agencies, dealers, suppliers, etc.) adopts MediaBin software to better manage the flow of assets between and among people and systems. Through strategic partnerships and technology innovation, MediaBin is positioned for future growth.

Major Customers

During 2002 no single customer provided more than 10% of the Company’s revenues.

Research and Development/Patents

During 2002, 2001 and 2000, we have spent $2,940,502, $3,841,540 and $3,504,161, respectively, in research and development of new technologies, refining and improving existing technologies and customizing technologies to the needs of specific customers. We expect that continued significant expenditures in this area will be necessary to successfully introduce new products and improve our core technology and no assurances can be made that these development efforts will be successful.

Consistent with our emphasis on research and development, we maintain an aggressive patent filing program. To date, we hold 23 issued U.S. patents expiring in the period from 2009 through 2019 and hold an exclusive license to an additional issued U.S. patent expiring in 2007 and have two applications pending.

Our patents and patent applications are intended to provide a degree of patent protection of our technology as used in our MediaBin and associated products. The markets for these products are highly competitive, and we believe that our research and development efforts and resulting patents are essential to an effective market presence.

Employees

As of December 31, 2002, we have 47 full time employees, most of whom are based in our offices in Atlanta, Georgia. We also make use of independent contractors to fulfill short term specialized needs. None of our employees is subject to a collective bargaining agreement. We consider our relations with our employees to be good.

ITEM 2.         PROPERTIES.

We lease approximately 19,000 square feet of office space in Atlanta, Georgia for our corporate, sales and development operations. The lease expires on July 31, 2005. We also lease approximately 3,000 square feet of office space near Reading, England. Because we have decided to discontinue operations of our subsidiary located in England effective December 31, 2000, we have sublet all 3,000 square feet of our Reading, England property through June 2007, when the lease provides us with an option to terminate.

The aggregate net monthly rental for these leased offices and facilities is currently approximately $44,000, and our management believes that these facilities are adequate for our intended activities in the foreseeable future.

ITEM 3.         LEGAL PROCEEDINGS.

The nature of our business exposes it to the risk of lawsuits for damages or penalties relating to, among other things, breach of contract, employment disputes and copyright, trademark or patent infringement. We are not currently a party to any pending material litigation.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)       A Special Meeting of Shareholders (the “Special Meeting”) of the Company was held on December 20, 2002. There were present at the Special Meeting, in person or by proxy, holders of 77,895,273 (before 1:10 reverse stock split) shares (or 87%) of the common stock entitled to vote.

(b)       The proposal to approve (a) a capital restructuring proposal to permit the Board of Directors, at its sole discretion, to effect a reverse stock split of issued and outstanding common stock at a ratio of 1-for-10 and (b) the form of the Articles of Amendment to our Amended and Restated Articles of Incorporation by which the Board of Directors may consummate such action, was approved with 77,895,273 (before 1:10 reverse stock split) affirmative votes cast, no negative votes cast and no abstentions. The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the Special Meeting was required to approve the amendment.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Our common stock has been traded on the Oslo Stock Exchange (OSE) since October 1, 1997. Prior to that time there was no established market for the shares. We have not registered the offer or sale of any securities with the United States Securities and Exchange Commission other than pursuant to our Form S-8 Registration Statements filed on December 9, 1998 and May 24, 1999. Our securities may not be offered for sale or sold in the U.S. or to or for the account or benefit of any U.S. person unless the securities are registered or an exemption from registration requirements is available.

Our ticker symbol on the OSE is MBN.

The price per share reflected in the table below represents the range of low and high closing sale prices in U.S. Dollars for our common stock as reported by the Oslo Stock Exchange for the periods indicated:

Fiscal Period	High Price	Low Price

First Quarter 2001	$21.00	$12.70
Second Quarter 2001	13.90	7.00
Third Quarter 2001	10.40	5.70
Fourth Quarter 2001	7.40	3.60

First Quarter 2002	6.21	3.64
Second Quarter 2002	3.66	2.04
Third Quarter 2002	4.80	1.33
Fourth Quarter 2002	3.12	0.61

The closing sale price of our common stock as reported by the Oslo Stock Exchange on December 31, 2002, was U.S. $0.61. Prices have been restated to reflect the 1:10 reverse split of our Common Stock effected December 20, 2002.The number of shareholders of record of our common stock as of December 31, 2002, was approximately 1,800.

We currently have outstanding options and warrants to acquire 487,533 shares of our common stock, of which options and warrants to acquire 372,383 shares are currently exercisable.

We have never paid cash dividends on our capital stock and currently intend to retain any earnings for use in the business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.         SELECTED FINANCIAL DATA.

The following selected financial data are qualified by reference to, and should be read in conjunction with, our financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annul report on Form 10-K. The statement of operations data presented below for the years ended December 31, 2000, 2001 and 2002, and the selected balance sheet data as of December 31, 2001 and 2002 are derived from our audited financial statements included elsewhere in this annual report on Form 10-K. The statement of operations data presented for the years ended December 1998 and 1999, and the selected balance sheet data as of December 31, 1998, 1999 and 2000 are derived from our audited financial statements that are not included in this annual report on Form 10-K.

Summary Consolidated Financial Data
(in thousands except per share data)

	2002	2001	2000	1999	1998

Revenues	$4,064	$1,930	$2,371	$1,697	$753
Operating loss	(6,154)	(8,174)	(6,051)	(8,226)	(10,689)
Net loss	(6,826)	(8,812)	(6,141)	(8,059)	(10,025)
Basic and diluted net loss per share	(1.92)	(5.03)	(3.50)	(6.05)	(7.66)
Weighted average shares outstanding	3,552	1,753	1,753	1,331	1,308
Cash and short-term investments	14	1,030	698	2,288	7,977
Total assets	1,636	2,188	1,875	3,353	9,084
Non-current liabilities	15	5,958	3,793	0	14
Shareholders’ equity (deficit)	(5,017)	(12,466)	(3,674)	2,547	8,518

The following table sets forth certain unaudited quarterly results of operations for the Company for the years ended December 31, 2001 and 2002. In the opinion of management, this information has been prepared on the same basis as the audited financial statements and all necessary adjustments, consisting of only normal recurring adjustments, have been included in the amounts stated below to present fairly, in all material respects, the quarterly information when read in conjunction with the audited financial statements and notes thereto included elsewhere in this annual report on From 10-K. The quarterly operating results below are not necessarily indicative of those of future periods.

Selected Quarterly Operating Results
(unaudited)
(in thousands except per share data)

	Quarter Ended

	2002				2001

	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Revenues	$812	$1,006	$717	$1,529	$348	$709	$367	506
Operating loss	(1,934)	(1,701)	(1,466)	(1,053)	(2,069)	(1,858)	(2,255)	(1,992)
Net loss	(2,130)	(1,917)	(1,680)	(1,100)	(2,194)	(2,004)	(2,436)	(2,178)
Basic and diluted net loss per share	(1.21)	(1.09)	(0.92)	(0.12)	(0.13)	(0.11)	(0.14)	(0.12)
Weighted average shares outstanding	1,753	1,753	1,831	8,891	1,753	1,753	1,753	1,753

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial Condition

Accounts receivable of $1,179,993 reported in the Balance Sheet include $56,391 of unbilled receivables that reflect services we have provided and for which revenue has been recognized but for which the customer has not yet been invoiced due to the terms of the agreements. All of these unbilled receivables are expected to be invoiced prior to March 31, 2003.

During the period March 2000 through September 2002, we entered into loan agreements with Venturos AS (a shareholder controlled by Mr. Terje Mikalsen who is a member of our Board of Directors), Glastad Holdings, Ltd., and Gezina AS, all shareholders of the Company (the “Lenders”). During 2002 a total of $1,793,722 was repaid. The balance owed under these loan agreements immediately prior to September 30, 2002 was $14,275,419. On September 30, 2002, the Lenders converted these loans into an aggregate of 71,377,095 shares of the Company’s Common Stock.

Between September 2002 and December 2002 Venturos AS advanced the Company $1,210,000 at no interest. The advance is repayable in May 2003 and is unsecured.

In December 2001, we entered into a loan agreement with Nordea Bank Norge ASA providing a credit facility under which we can draw up to $3,350,000. The loan is guaranteed by three of our major shareholders and is secured by our intellectual property. Interest is calculated at the rate of 1.75% above the bank’s base rate for debit call loans (1.35% as of December 31,2002). Principal and interest are due in June 2003. As of December 31, 2002, this credit facility has been fully utilized.

As shown in the financial statements, we incurred a net loss of $6,826,354 in 2002 and have an accumulated deficit of $51,300,365 at December 31, 2002.

Liquidity and Capital Resources

During 2002 and 2001, we used cash in operating activities of $5,812,545 and $7,974,066, respectively. Our cash balance is $14,397 and our current ratio is 0.19:1. The funding for our operations in 2001 and 2002 has been generated primarily by the proceeds from bank financing and shareholders, which have enabled us to meet our obligations despite negative cash flows. To fund operations in 2003 and to repay outstanding debt, we have been seeking and will continue to seek additional investment capital. We cannot be certain whether we can obtain such additional capital and upon what terms such capital may be obtained. We are also aggressively seeking strategic partners to accelerate sales growth, and we have undertaken cost-cutting measures, including personnel reductions, which could slow down our sales and product development efforts. It is not possible to predict the outcome of our efforts. As they have been doing for the last three years, our three major shareholders are currently funding our short-term cash requirements on a month-to-month basis with no ongoing commitment to do so. We currently have $2.1 million in repayment obligations to these shareholders due in 60 days. Should our capital raising activities prove unsuccessful, and should these shareholders decide to exercise their right to repayment and/or to cease providing necessary operating capital, the Company’s cash reserves would be depleted within approximately one month and the Company would need to consider ceasing operations or declaring bankruptcy.

Between September 2002 and December 2002 Venturos AS advanced the Company $1,210,000 at no interest. The advance is repayable in May 2003 and is unsecured.

We are currently a party to a loan agreement with Nordea Bank Norge ASA which provides us a credit facility under which we can draw up to $3,350,000. The loan is guaranteed by three of our major shareholders and is secured by our intellectual property. Interest is calculated at the rate of 1.75% above the bank’s base rate for debit call loans (1.35% as of December 31,2002)). As of December 31, 2002, this credit facility has been fully utilized. The entire principal amount and all accrued interest is due in June 2003, and could have a significant impact on our liquidity and capital resources if it is not renewed.

In February 2003 we entered into an agreement with The Hamilton Group (“Hamilton”) whereby we will be able to sell to Hamilton certain accounts receivable as selected by us. Under this agreement Hamilton will advance to us up to 80% of the accounts receivable. Interest is 0.0948% per day.

During 2002 and 2001, investing activities used cash of $101,094 and $166,436, respectively, primarily for the purchase of computer equipment.

During 2002 and 2001, financing activities from bank financing and shareholder loans and advances provided funds of $4,897,638 and $8,471,992, respectively.

The table below provides additional information relating to our commitments and contractual obligations in future years.

Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	4+ Years

Short term debt	$3,350,000	$3,350,000	$0	$0
Advances from shareholders	1,210,000	1,210,000	0	0
Operating leases	1,164,982	438,306	726,676	0

Total contractual cash obligations	$5,724,982	$4,998,306	$726,676	$0

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

Critical accounting policies are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies include those related to:

•          revenue recognition;

•          determination of technological feasibility and capitalization of software development costs; and

•          valuation of stock options and warrants issued.

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

Our contractual arrangements are evaluated on a contract-by-contract basis and often require judgments and estimates that affect the classification and timing of revenue recognized in our statements of operations. Specifically, we may be required to make judgments about:

•          whether the fees associated with our products and services are fixed and determinable;

•          whether or not collection of our fees is reasonably assured;

•          whether professional services are essential to the functionality of the related software product;

•          whether we are able to make reasonably dependable estimates in the application of the percentage of completion method; and

•          whether we have verifiable objective evidence of fair value for our products and services.

Additionally, we may be required to make the following estimates:

•          period of labor hours incurred to date to the estimated total labor hours for each contract;

•          provisions for estimate losses on uncompleted contracts; and

•          the need for an allowance for doubtful accounts or billing adjustments.

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

Valuation of stock options and warrants issued. Sometimes in the normal course of business, we have granted warrants to non-employees as consideratfor services rendered to us. Depending on the nature of the transaction, we may be required to record the issuance of such warrants as a reduction of revenue or a component of operating expenses. When we are required to reflect the issuance of warrants in our statements of operation, we are required to reflect the transaction using the estimated fair value of the warrants or of the services received, whichever is more readily determinable. The valuation of warrants that do not have a ready market requires judgment. We generally use the Black-Scholes option-pricing model to determining the fair value of warrants. This approach requires judgments and estimates about:

•          the volatility of our common stock;

•          the risk-free interest rate;

•          our plans to pay dividends on our common stock in future periods; and

•          the expected life of the options or warrants.

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

Year Ended December 31, 2002, Compared to Year Ended December 31, 2001

Revenue increased to $4,064,289 in the year ended December 31, 2002. Overall revenues had an increase of 111% over 2001. License revenues were $2,750,682, which was a 97% increase from 2001 and Service revenues were $1,313,607 a 148% increase from 2001. The increase in license revenues is an indication of market awareness and acceptance of MediaBin products. The increase in service revenues represents an increase in maintenance, due to a greater number of customers using our software, and we fulfilled a significant increase in customer requests for professional services. During this period the Company added twenty-two new customers and had repeat orders from forty-five existing customers.

Cost of Revenue increased by 314% to $1,231,054 in 2002 from $297,615 in 2001. This increase was due to increased costs necessary to support our increased revenues, including increased software royalty fees caused by the expansion of licensed software within the MediaBin product, and increased personnel costs necessary to generate increased service revenue.

Sales and Marketing expenses increased by 4% to $3,776,339 in 2002 from $3,640,891 in 2001. This increase was the net effect of several differing factors: direct sales and partner channel development costs increased due to increased revenue, and we increased our market development efforts to identify potential customers. Offsetting this increased cost was a reduction of expenditures on trade shows and promotional efforts.

Research and Development expenses decreased by 23% to $2,940,502 in 2002 from $3,841,540 in 2001. This decrease reflects a reduction in development staffing levels. In our development process we maintain a constant backlog of product modifications and enhancements designed to improve our products. The time frame in which these can be accomplished is directly affected by the funds available, and a reduction in funding extends the time by which these enhancements can be completed.

General and Administrative expenses decreased by 2% to $2,270,373 in 2002 from $2,323,217 in 2001. This decrease resulted from reduction in staffing levels and recruiting costs offset by increased legal and outside consultant costs resulting from extended negotiations surrounding our financing arrangements.

Net Interest Expense increased by 5% to $672,375 in the twelve months ended December 31, 2002, from $638,606 the same period in 2001. The increase is primarily due to increase in bank debt and shareholder loans used to finance the operating needs of the Company. On September 30, 2002 $14,275,419 in shareholder loans were converted into equity. Interest income was not material in either period.

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

Impact of Recently Issued Accounting Standards

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangibles.” Under these new standards, the FASB eliminated accounting for certain mergers and acquisitions as poolings of interests, eliminated amortization of goodwill and indefinite life intangible assets, and established new impairment measurement procedures for goodwill. For us, the standards become effective for all acquisitions completed on or after June 30, 2001. Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions completed prior to June 30, 2001 become effective January 1, 2002. This statement is not expected to have a current effect on us, as we have not completed any mergers or acquisitions and have no goodwill recorded in our financial statements. However, our future acquisitions will be recorded in accordance with this statement.

In June of 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the assets’ useful life. Any subsequent changes to the fair value of the liability due to the passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. We will be required to adopt this statement no later then January 1, 2003. This statement is not expected to have a material effect on us.

In August of 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS No. 144 provides updated guidance concerning the recognition and measurement of the impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The provisions of this statement were effective for fiscal years beginning after December 15, 2001. We adopted this statement on January 1, 2002 and its impact did not have a material impact on our financial statements.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity’s commitment to an exit plan, by itself, does not create a present obligation to others that meets the definition of a liability. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We will adopt the provisions of SFAS 146 on January 1, 2003.

In November 2002, the FASB reached a consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“the Issue”). The guidance in this Issue is effective for revenue arrangements entered into fiscal years beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. We anticipate the Issue to have no significant impact on the results of our operations, financial position, or cash flows.

In November 2002, the FASB issued FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies the requirements of SFAS 5, “Accounting for Contingencies,” relating to guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. The interpretation’s provisions for initial recognition and measurement disclosure requirements are effective for financial statements of both interim and annual periods that ended after December 15, 2002. We have adopted the disclosure provisions of this interpretation, and it did not make a material impact on our disclosures. Although the company has no guarantees during 2002 that would have required accounting under this interpretation, should the company enter into an arrangement having a guarantee, the company will assess the impact at that time.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock Based Compensation- Transition and Disclosure- an Amendment to SFAS 123.” SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of the whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS 123, which provides for additional methods, are effective for periods beginning after December 15, 2003 although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of trade accounts receivable, accounts payable, short term debt, advances from shareholders and other borrowings.

We maintain cash and cash equivalents with various financial institutions. Our policy is designed to limit exposure at any one institution. Certain investments are in excess of Federal Deposit Insurance Corporation guaranteed amounts. We perform periodic evaluations of the relative credit standing of those financial institutions that are considered in our investment strategy.

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable, advances from shareholders and other borrowings approximate their estimated fair values.

We believe that the potential effects of market risk are not material to our operations.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information set forth under the sections entitled “Selected Quarterly Operating Results”, “Consolidated Financial Statements”, “Notes to Consolidated Financial Statements” and “Report of Independent Auditors” in our 2002 Annual Report to Shareholders are incorporated herein by reference and filed herewith as a part of Exhibit 13.1.

Reports of Independent Auditors

Consolidated Balance Sheets as of December 31, 2002 and 2001.

Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000.

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Loss

for the years ended December 31, 2002, 2001, and 2000.

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000.

Notes to Consolidated Financial Statements.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In January 2002, Ernst & Young LLP resigned as our independent auditors. The report of Ernst & Young LLP on the Company’s financial statements for the fiscal years ended December 31, 2000 and December 31, 1999, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that, their report for the fiscal year ending December 31, 2000 includes an explanatory paragraph that describes the uncertainty over the Company’s ability to continue as a going concern as described in Note 1 to the consolidated financial statements.

In connection with the audit of the Company’s financial statements for the year ended December 31, 2000, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young LLP to make reference to such matter in connection with its report. During the year ended December 31, 2000 and through the date of Ernst & Young LLP’s resignation there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)). In February 2002, we selected PricewaterhouseCoopers LLP to audit our financial statement for the year ended December 31, 2001 and subsequent years. There have been no adverse opinions or disagreement with accountants on accounting and financial disclosure issues that would require disclosure under this Item 9.

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Board of Directors

The persons described below were each elected to serve as members of our Board of Directors at the Annual Meeting of Shareholders, held on June 14, 2002. Each of these persons will continue to serve until the Annual Meeting to be held in 2003 and until his successor is duly elected and qualified, or until such director’s earlier death, resignation, or removal.

John C. Bacon

Mr. Bacon, age 57, has served as Chairman of the Board since November 2001. He joined us in March 1997 as Senior Vice President/General Manager, in August 1997 was named Executive Vice President and Chief Operating Officer, and served as President and Chief Executive Officer from February 1998 to September 2001. Since September 2001, Mr. Bacon has served as President of Venturos Capital Advisors, an investment management organization, and serves on the Board of several private companies. From 1989 until 1997, Mr. Bacon served in various positions, including President, Chief Operating Officer, and Director with XcelleNet, Inc., a publicly traded remote access software company. Mr. Bacon obtained a BSIE degree from the Georgia Institute of Technology and has completed advanced management development courses at Georgia State University, Harvard Business School, and the Wharton School of Business.

John R. Festa

Mr. Festa, age 51, currently serves as Vice-Chairman of the Board of Directors and has served as one of our Directors since May 1994. Prior to joining MediaBin, Mr. Festa was Chief Executive Officer of BUYPASS Corporation from 1984 through 1994, and held several senior positions American Express Company. He served as our Chief Executive Officer from May 1994 until February 1998. Mr. Festa is an inactive partner in EGL Holdings, Inc., a buyout venture investment firm where he served as its Managing Director from 1998 to 2001. Since 2001 Mr. Festa has served as President and Chief Executive Officer of CareCentric, a software company servicing the home healthcare market. Mr. Festa attended Valparaiso University.

Terje Mikalsen

Mr. Mikalsen, age 62, became one of our Directors in April 1996. Mr. Mikalsen has served as Chairman/CEO of Venturos AS, our largest shareholder, since January 2000. He was Chairman/CEO of Mosvold Farsund AS from September 1983 through December 1999. Mr. Mikalsen has held the position as non-executive Chairman of the board of several publicly traded companies, including: Norsk Data AS from 1967 until 1993, Hafslund Nycomed ASA from 1984 until 1996, and Maritime Hydraulics AS 1984 until 1987. Mr. Mikalsen currently holds several other directorships. Mr. Mikalsen has also been a member of advisory committees on industrial policies under several Norwegian Governments. He is a member of The Norwegian Technical Scientific Academy and The International Water Academy as well as of Norsk Investorforum, an association of Norwegian private investors where he served as the chairman for seven years. Mr. Mikalsen holds a Master of Science degree from Norges Tekniske Høyskole, now NTNU.

David P. Moran

Mr. Moran, age 41, became one of our Directors in 2002 and has served as President and Chief Executive Officer of the Company since September 2001. From August 2000 to September 2001 he served as Chief Operating Officer with Eftia OSS Solutions, a provider of solutions to the telecom industry. From March 2000 to August 2000, he served as Executive Vice President Worldwide Sales for Customer Analytics Inc., a Dallas-based provider of CRM solutions to mid-sized banking institutions. From June 1995 to March 2000, Mr. Moran held business and sales management positions of increasing responsibility with Prism Solutions Inc., a data warehouse vendor. During that period, Prism Solutions was acquired by Ardent Software, which was subsequently acquired by Informix Corp. Mr. Moran holds a Masters Degree in Computer Science from Trinity College, Dublin.

Åsmund R. Sløgedal

Mr. Sløgedal, age 65, has served as one of our Directors since August 1991 and was Chairman of the Board of Directors from August 1994 through November 2001. Mr. Sløgedal also has served as our Chief Financial Officer from May 1991 until September 1994. Mr. Sløgedal has been Senior Partner with Venturos AS since May 2001. He was Managing Director of Venturos Management

KS from January 2000 through May 2001. From April 1999 through December 1999 he served as Managing Director of Mosvold Farsund AS. From April 1989 until December 1999 he was a partner in the Norway-based venture capital firm Teknoinvest Management AS. Prior to April 1989, he held various senior management positions with Norsk Data AS, including Senior Vice President Operations and Vice President International Operations. Presently, Mr. Sløgedal serves on the board of several Norwegian and U.S.-based technology companies. Mr. Sløgedal holds a B.S. degree in Engineering from Purdue University.

Steven Yung

Mr. Yung, age 52, became on of our Directors in 2002 and currently serves as Chairman of the Board of Clear Media Limited, an advertising media company. From 1998 to 2001, Mr. Yung served as President and, from 1996 to 1998 as Regional Managing Director of ACNielsen Media International, a media and market surveying company. From 1994 to 1996, Mr. Yung served as Director of Dairy Farm International, Asia’s largest retailer. From 1984 to 1994, Mr. Yung held senior management positions with The Coca-Cola Company. Mr. Yung is a member of the Board of C.A.S.B.A.A., an industry association organized by cable and satellite broadcasters in Asia, including AOL Time Warner, Inc., Viacom International, Inc., News Corporation, and The Walt Disney Company.

Officers

The following individuals presently serve as our executive officers:

Robert B. Estes

Mr. Estes, age 48, has served as our Vice President of Product Marketing since September 2001. He served as our Director of Product Management from July 1999 to September 2001, and he served as Senior Product Manager from January 1998 to June 1999. From March 1990 through July 1997, Mr. Estes served in various senior management positions with XcelleNet, Inc. Mr. Estes has a B.S. degree in Industrial Management from Georgia Institute of Technology and has performed graduate work in Finance at Georgia State University.

David G. Gibson

Mr. Gibson, age 44, has served as our Vice President of Sales since February 1998. He served as our Director of OEM Sales from August 1997 to February 1998. From July 1995 to August 1997, Mr. Gibson served as Regional Sales Manager. From June 1986 to July 1995, Mr. Gibson held various sales management, marketing and business management positions with Integraph Corporation. Mr. Gibson has a B.S. degree in Engineering from Tennessee Technological University.

Haines H. Hargrett

Mr. Hargrett, age 60, has served as our Chief Financial Officer, Secretary, and Treasurer since September 1997. From 1994 to 1997 he was Chief Financial Officer/Treasurer of Medifax, Inc., a high technology medical transcription company. From 1992 to 1994 he was Chief Financial Officer for Park ‘N Fly, Inc., a company involved in developing and managing parking facilities near major-city airports. Mr. Hargrett holds a B.A. in Economics from Duke University and an M.B.A. in Finance from Indiana University.

Burton M. Smith

Mr. Smith, age 46, has served as our Vice President of Strategic Alliances since October 2001. He served as our Vice-President of Marketing from February 1998 until October 2001 and served as our Director of Marketing from June 1997 through February 1998. From July 1995 to June 1997, Mr. Smith served as Regional Sales Manager. From February 1984 to July 1995, Mr. Smith held various sales management and marketing positions with Integraph Corporation. Mr. Smith has a Bachelor of Electrical Engineering degree from the Georgia Institute of Technology.

ITEM 11.        EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain summary information with respect to the compensation earned for services rendered by our Chief Executive Officer and four other most highly compensated executive officers (collectively, the “Named Executive Officers”) for the fiscal years ended December 31, 2002, 2001 and 2000.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards

Name and Principal Position	Year	Salary	Bonus(1)	Number of Securities Underlying Options

David P. Moran(2)	2002	$261,000	$36,000	0
President and Chief Executive Officer	2001	$92,000	$65,000	100,000
	2000	0	0	0

John C. Bacon	2002	71,000	0	0
Chairman, Director and former CEO	2001	250,000	0	0
	2000	285,000	0	0

Robert B. Estes	2002	128,000	7,000	0
Vice President - Product Marketing	2001	131,000	25,000	0
	2000	100,000	21,000	5,500

David G. Gibson	2002	133,000	87,000	0
Vice President - Sales	2001	131,000	74,000	0
	2000	105,000	45,000	4,000

Haines H. Hargrett	2002	143,000	4,000	0
Chief Financial Officer, Secretary & Treasurer	2001	143,000	14,000	0
	2000	134,000	11,000	4,000

Burton M. Smith	2002	145,000	6,000	0
Vice President - Strategic Alliances	2001	153,000	24,000	0
	2000	132,000	37,000	3,000

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

(2)        Mr. Moran joined us in September 2001 as President and Chief Executive Officer.

Option Grants in Last Fiscal Year

The following table sets forth information concerning options granted to the Named Executive Officers during the year ended December 31, 2002:

	Individual Grants

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees In 2001	Exercise or Base Price Per Share (1)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Appreciation for Option Term(2)

					5%	10%

David P. Moran(3)	0	0%	$0.00	NA	0	0
John C. Bacon	0	0%	0.00	NA	0	0
Robert B. Estes	0	0%	0.00	NA	0	0
David G. Gibson	0	0%	0.00	NA	0	0
Haines H. Hargrett	0	0%	0.00	NA	0	0
Burton M Smith	0	0%	0.00	NA	0	0

______________

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

(3)       Mr. Moran joined us in September 2001 as President and Chief Executive Officer.

Option Exercises in Last Fiscal Year and Year-End Option Values

The following table sets forth the aggregate dollar value of all options exercised and the total number of unexercised options held by the named Executive Officers, on December 31, 2002:

	Shares Acquired on Exercise	Value Realized(1)	Number of Securities Underlying Unexercised Options at December 31, 2002		Value of Unexercised In-the-Money Options at December 31, 2002(2)

Name			Exercisable	Unexercisable	Exercisable	Unexercisable

David P. Moran	0	0	33,300	67,000	0	0
John C. Bacon	0	0	130,000	0	0	0
Robert B. Estes	0	0	13,800	5,700	0	0
David G. Gibson	0	0	14,800	4,200	0	0
Haines H. Hargrett	0	0	12,200	3,800	0	0
Burton M. Smith	0	0	14,500	3,500	0	0

______________

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

(2)       The closing price for our common stock as reported by the Oslo Stock Exchange on December 31, 2001 was $0.61. The value is calculated by the excess of the year-end value of $0.61 over the option exercise price, multiplied by the number of shares of common stock underlying the option.

Employment Contracts and Termination and Change in Control Arrangements

In September 2001, we entered into an employment agreement with Mr. Moran who serves as our President and Chief Executive Officer. The employment agreement provides for a base salary of $275,000 per annum, a signing bonus, which was paid upon his joining us of $25,000, and annual bonuses to be paid upon the accomplishment of goals as established by the Board of Directors. Pursuant to the Agreement, Mr. Moran was granted stock options pursuant to our 2001 Stock Option Plan for 1,000,000 shares, vesting ratably over a three year period at the exercise price per share of our Common Stock equal to the closing price of our Common Stock traded on the Oslo Stock Exchange as of the date of his employment, $8.90 (after adjustment for 1:10 reverse stock split) per share. The agreement further provides that Mr. Moran is entitled to receive a cash bonus in the event of a Change in Control as defined in the agreement. The term of the employment agreement is two years. If we terminate Mr. Moran’s employment without cause prior to the expiration of the employment agreement, we would be required to continue to pay Mr. Moran an amount equal to his monthly salary at the then current rate for a period of 12 months.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table outlines our securities authorized for issuance under equity compensation plans as of December 31, 2002.

Plan Category	(A) Number of securities to be issues upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	483,070	$30.39	41,810,338
Equity compensation plans not approved by security holders	None	NA	None
Total	483,070	$30.39	41,810,338

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Our Board of Directors has established the Compensation Committee of the Board to assist the Board in its administration of our compensation programs. The Committee is comprised of two directors: Mr. John Bacon and John R. Festa. The Committee is responsible for: (i) recommending the most effective total executive compensation strategy based upon our business needs and consistent with shareholders’ interests; (ii) monitoring corporate performance and its relationship to compensation of executive officers; and (iii) making appropriate recommendations concerning matters of executive compensation.

Compensation Philosophy

The policies of the Board and the Committee with respect to executive officers, including the Chief Executive Officer, are to provide compensation sufficient to attract, motivate, and retain executives of outstanding ability and potential. To emphasize sustained performance of our executive officers, the Board has considered ways to align executive compensation with the creation of shareholder value. The Board’s policies are implemented using a mix of the following key elements:

1.        We pay base salaries that are generally competitive with other leading software companies with which we compete for talent. To ensure that its salaries are sufficient to attract and retain highly qualified executives and other key employees, we regularly compare our salaries with those of our competitors and sets salary parameters based on this review;

2.        We pay cash bonuses based on the achievement of financial and operating goals and high levels of performance; and

3.        We provide significant equity-based incentives pursuant to our 2001 Option Plan to ensure that our executive officers, directors and key employees are motivated to achieve our long-term goals.

Base Salary

The Committee recognizes the importance of maintaining compensation practices and levels of compensation competitive with other leading software companies with which we compete for personnel. Base salary represents the fixed component of the executive compensation program. Base salary levels are established based on an annual review of executive salary levels at similar software companies and on the basis of individual performance. Periodic increases in base salary are the result of individual contributions evaluated against established annual long-term performance objectives and an annual salary survey of comparable companies in our industry. Base salaries for some of our executives were increased during 2002 and we believe they are competitive with comparable companies.

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

Chief Executive Officer Compensation

The Committee uses the procedures described above in recommending the annual salary, bonus, and stock option awards for our Chief Executive Officer. David Moran was elected as our Chief Executive Officer effective September 2001. Pursuant to Mr. Moran’s employment agreement with us, he receives $275,000 in annual base salary. Also, pursuant to his employment agreement, Mr. Moran received a bonus of $25,000 that was paid upon his joining us in September 2001. In addition, Mr. Moran is entitled to receive a cash bonus in the event of a Change in Control of us (as defined by Mr. Moran’s employment agreement).

John C. Bacon was elected as our Chief Executive Officer effective February 1998 and served until September 2001. Pursuant to Mr. Bacon’s employment agreement with us, he received $191,000 in annual base salary through August 2001. Mr. Bacon’s 2001 compensation package was appropriate and consistent with his performance during 2001, as well as within the range of comparable companies.

Under our executive compensation program, the total compensation mix for senior executives emphasizes long-term rewards in the form of stock options. See “Executive Compensation – Option Grants in Last Fiscal Year” and “—Employment Contracts and Termination and Change-in-Control Arrangements” elsewhere herein for information concerning options granted to our executive officers during 2002.

Section 162(m) of the Code limits us to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain Named Executive Officers in a taxable year. Compensation above $1 million may be deducted if it is “performance-based compensation” with the meaning of the Code. The Committee has determined to satisfy the requirements for “performance-based compensation” with respect to compensation awarded to our Named Executive Officers whenever possible and to the extent then practicable.

Directors’ Compensation

One of our Directors who is not also our employee (“Non-employee Directors”) currently receives minimum cash compensation from us, and is reimbursed for out-of-pocket expenses for attending each meeting of the Board of Directors. Directors who are our employees do not receive any additional compensation for their services as directors. Non-employee Directors are eligible to receive options under our 2001 Stock Option Plan.

Stock Price Performance

Set forth below is a line graph indicating the stock price performance of our common stock for the period beginning June 23, 1998 (when our common stock became registered under Section 12 of the Securities and Exchange Act of 1934, as amended) through December 31, 2001, against the cumulative shareholder return during each period achieved by the Oslo Stock Exchange’s Information Technology Index and Software Services Index. The graph assumes that $1.00 was invested at the beginning of the period and has been adjusted for any dividends distributed after June 23, 1998. No cash dividends have been paid by us during this period.

This Stock Performance Graph shall not be deemed incorporated by reference by any general statement incorporating this Annual Report into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (collectively the “Acts”), except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of February 28, 2003, the beneficial ownership of our outstanding Common Stock of (i) each person known us to own beneficially more than 5% of our outstanding Common Stock, (ii) our Chief Executive Officer(s) and each of our four most highly compensated executive officers during 2002, (iii) each of our directors, and (iv) all executive officers and directors as a group:

	Common Stock Beneficially Owned(2)

Name and Address of Beneficial Owners (1)	Number of Shares of Common Stock	Percentage of Class

David P. Moran(3)	35,533	*
John C. Bacon(4)	130,000	1.4%
John R. Festa(5)	83,010	*
Terje Mikalsen(6)	5,338,682	60.0%
Åsmund R. Sløgedal(7)	14,800	*
Steven Yung(8)	1,500	*
Robert B. Estes(9)	17,667	*
David G. Gibson(10)	17,667	*
Haines H. Hargrett(11)	17,167	*
Burton M. Smith(12)	17,450	*
Venturos AS(6)	5,338,682	60.0%
Glastad Holding, Ltd	1,992,402	22.4%
Gezina A/S	493,359	5.5%

All executive officers and directors as a group (9 persons)	8,159,235	88.6%

*Less than 1% of the outstanding Common Stock

   (1)   Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Percentage of beneficial ownership is based on 8,890,695 shares of Common Stock outstanding as of February 28, 2003. The business address of each beneficial owner other than Venturos AS, Glastad Holding, Ltd. and Gezina A/S, is c/o MediaBin, Inc., 7 Piedmont Center Suite 600, Atlanta, Georgia 30305-1530. The business address of Venturos AS is P.O. Box 113, 4551 Farsund, Norway. The business address of Glastad Holding, Ltd. is 10 Stratton Street, 4th Floor, London WIX 4EJ, England. The business address of Gezina A/S is Radhusgt-5B, 0151 Oslo, Norway.

   (2)   Includes shares of Common Stock subject to options that may be exercised within 60 days of February 28, 2003. Such shares are deemed to be outstanding for the purposes of computing the percentage ownership of the individual holding such shares, but are not deemed outstanding for purposes of computing the percentage of any other person shown in the table.

   (3)   Includes options to purchase 33,333 shares of Common Stock.

   (4)   Includes options to purchase 130,000 shares of Common Stock.

   (5)   Includes options to purchase 83,010 shares of Common Stock.

   (6)   Includes 5,303,682 shares held by Venturos AS and 35,000 shares held by Teto Invest V AS, as to which Mr. Mikalsen disclaims ownership.

   (7)   Includes options to purchase 14,800 shares of Common Stock.

   (8)   Includes options to purchase 1,500 shares of Common Stock.

   (9)   Includes options to purchase 17,667 shares of Common Stock.

 (10)   Includes options to purchase 17,667 shares of Common Stock.

 (11)   Includes options to purchase 14,667 shares of Common Stock.

 (12)   Includes options to purchase 17,000 shares of Common Stock.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities and Exchange Act of 1934, as amended (“Exchange Act”), requires our officers and directors and persons who own more than 10% of the Common Stock to file reports of beneficial ownership and changes in beneficial ownership of Common Stock and any other of our equity securities with the Securities and Exchange Commission. Officers, directors, and greater than 10% shareholders are required by the Securities and Exchange Commission to furnish us with copies of all such forms they file.

Based solely on a review of the copies of the forms that it has received, we believe that our officers, directors, and greater than 10% beneficial owners complied with all of the Section 16(a) filing requirements in 2002.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the period March 2000 through September 2002, we entered into loan agreements with Venturos AS (a shareholder controlled by Mr. Terje Mikalsen who is a member of our Board of Directors), Glastad Holdings, Ltd., and Gezina AS, all shareholders of the Company (the “Lenders”). During 2002 a total of $1,793,722 was repaid. The balance owed under these loan agreements immediately prior to September 30,

2002 was $14,275,419. On September 30, 2002, the Lenders converted these loans into an aggregate of 71,377,095 shares of the Company’s common stock.

Between September 2002 and December 2002 Venturos AS advanced the Company $1,210,000 at no interest. The advance is repayable in May 2003 and is unsecured.

ITEM 14.        CONTROLS AND PROCEDURES

Within 90 days before filing this Report, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures were effective, in all material aspects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required.

There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date our chief executive officer and chief financial officer carried out their evaluation. There were not significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

(b)       Reports on Form 8-K.

On October 10, 2002, we filed a current report of Form 8-K reporting on Item 5, Other Events, announcing the completed a transaction with three of its major shareholders in which $14,275,000 in outstanding debt was converted into MediaBin Common Stock. The price at which the loans were converted was $0.20 per share. A total of 71,377,000 shares were issued, resulting in MediaBin having a total of 88,907,000 shares outstanding. This transmission took place prior to the Company's 1:10 stock split and these numbers have not been adjusted.

On November 27, 2002, we filed a current report of Form 8-K reporting on Item 5, Other Events, announcing the Company’s plans to hold a Special Meeting of Shareholders of the Company in mid-December 2002, in Atlanta, Georgia to consider and act upon a proposal to authorize the Board of Directors, in its discretion, to amend the MediaBin Amended and Restated Articles of Incorporation to effect a reverse stock split of the Company’s issued and outstanding shares of Common Stock. MediaBin also announced that the purpose of the reverse stock split is to increase the trading price and to increase the number of shares available for issuance. In its announcement and that such investment, MediaBin noted that it is seeking investment and that such investment, if consummated, would likely involve the issuance of significant additional shares at a price that is likely to be materially below the recent trading price.

(c)       Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

Exhibit Number	Description

3.1

Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-24087) filed on March 30, 2000).

3.2	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form 10 (File No. 000-24087) filed on April 24, 1998, as amended).

3.3

Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.3 to Form 10-Q for the Quarter ended March 31, 2001 (File No. 000-24087) filed on May 7, 2001).

3.4

Articles of Amendment to Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Form 10-Q for the Quarter ended September 30, 2002 (File No. 000-24087) filed on September 27, 2002.

3.5	Articles of Amendment to Amended and Restated Articles of Incorporation of the Registrant filed on December 20, 2002.

10.1

Lease between California State Teachers’ Retirement System and the Registrant dated January 31, 1995 for premises situated at 3525 Piedmont Road, N.E., Seven Piedmont Center, Suite 600, Atlanta, Georgia 30305 (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form 10 (File No. 000-24087) filed on April 24, 1998, as amended)

10.2

Lease between T.A. Fisher & Sons Limited and Iterated Systems Limited dated June 27, 1997 relating to land and office buildings forming Unit No. 32 at Wellington Business Park, Dukes Ride, Crowthorne, Berkshire (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form 10 (File No. 000-24087) filed on April 24, 1998, as amended)

10.4	MediaBin, Inc. 1994 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form 10 (File No. 000-24087) filed on April 24, 1998, as amended)

10.5

MediaBin, Inc. Amended and Restated 1994 Directors Stock Option Plan (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form 10 (File No. 000-24087) filed on April 24, 1998, as amended)

10.6

MediaBin, Inc. 2001 Stock Option Plan as adopted by our Shareholders May 9, 2001 (incorporated by reference to Exhibit 10.7 to our Registration Statement Form 10 (File No. 000-24087) filed on April 1, 2002

10.7	Employment Agreement between the Registrant and David P. Moran dated July 31, 2001 (incorporated by reference to Exhibit 10.1 to our Form 10-Q (File No. 000-24087) filed on August 13, 2001.

10.8

Overdraft Credit Facility Between Registrant and Nordea Bank Norge ASA dated December 12, 2001 (incorporated by reference to Exhibit 10.26 to our Registration Statement on Form 10 (File No. 000-24087) filed on April 1, 2002.

10.9	Short Term Advance Between Registrant and Venturos AS dated October 4, 2002.

10.10	Short Term Advance Between Registrant and Venturos AS dated October 15, 2002.

10.11	Short Term Advance Between Registrant and Venturos AS dated October 24, 2002.

10.12	Short Term Advance Between Registrant and Venturos AS dated October 30, 2002.

10.13	Short Term Advance Between Registrant and Venturos AS dated December 13, 2002.

10.14	Short Term Advance Between Registrant and Venturos AS dated December 30, 2002.

10.15	Sale of Accounts Factoring and Security Agreement between Registrant and the Hamilton Group dated February 26, 2003.

13.1

The following financial information included within the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2002:

    Report of Independent Auditors
Consolidated Balance Sheets as of December 31, 2002 and 2001.
Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000.
Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Loss for the years ended December 31, 2002, 2001, and 2000.
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000.
Notes to Consolidated Financial Statements.

23.1	Consent and Report as to Schedule of PricewaterhouseCoopers LLP, Independent Accountants

23.2	Consent and Report as to Schedule of Ernst & Young LLP, Independent Auditors

99.1	Risk Factors

99.2	Certification of Financial Statements by Principal Executive Officer and Principal Financial Officer.

(d)       Financial Statement Schedules.

The following Financial Statement Schedule of MediaBin, Inc. for the years ended December 31, 2002, 2001 and 2000 is filed as a part of this report on Form 10-K and should be read in conjunction with the financial statements, and related notes thereto, of MediaBin, Inc.

MediaBin, Inc.
Schedule II
Valuation and Qualifying Accounts
(in thousands)

Valuation and Qualifying Accounts which are Deducted in the
Balance Sheet from the Assets to which They Apply

		Additions

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year

Allowance for doubtful accounts:
Year Ended:
December 31, 2002	$29	$48	$0	$(9)	$68
December 31, 2001	29	39	0	(39)	29
December 31, 2000	5	24	0	(0)	29

		Additions

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year

Valuation allowance for deferred income tax assets:
Year Ended:
December 31, 2002	$20,367	$863	$0	$0	$21,230
December 31, 2001	16,817	3,550	0	0	20,367
December 31, 2000	14,154	2,663	0	0	16,817

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K report for the period ending December 31, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized.

MediaBin, Inc.
By:	/s/ DAVID MORAN

David P. Moran President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID MORAN	President, Chief Executive Officer; (Principal Executive Officer)	March 28, 2003

David P. Moran

/s/ HAINES HARGRETT	Chief Financial Officer, (Principal Financial Officer; Principal Accounting Officer)	March 28, 2003

Haines H. Hargrett

/s/ JOHN BACON	Director and Chairman of the Board of Directors	March 28, 2003

John C. Bacon

/s/ JOHN FESTA	Director and Vice Chairman of the Board of Directors	March 28, 2003

John R. Festa

/s/ TERJE MIKALSEN	Director	March 28, 2003

Terje Mikalsen

/s/ ÅSMUND R. SLØGEDAL	Director	March 28, 2003

Åsmund R. Sløgedal

/s/ STEVEN YUNG	Director	March 28, 2003

Åsmund R. Sløgedal

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

I, the Chief Executive Officer, of MediaBin, Inc. (the “registrant”), certify that:

1. I have reviewed this annual report on Form 10-K of the registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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
          evaluated the effectiveness of the registrant’s internal disclosures controls and procedures as of a date within 90 days prior to this annual report (the “Evaluation Date”); and
          presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 28th day of March 2003.
/s/ DAVID P. MORAN

Chief Executive Officer

CERTIFICATE OF CHIEF FINANCIAL OFFICER

I, the Chief Financial Officer, of MediaBin, Inc. (the “registrant”), certify that:

1. I have reviewed this annual report on Form 10-K of the registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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
          (b) evaluated the effectiveness of the registrant’s internal disclosures controls and procedures as of a date within 90 days prior to this annual report (the “Evaluation Date”); and
          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 28th day of March 2003.
/s/ HAINES HARGRETT

Haines Hargrett Chief Financial Officer

MediaBin, Inc.
Consolidated Financial Statements
Years ended December 31, 2002, 2001, and 2000

Report of Independent Accountants

To the Board of Directors and Shareholders
MediaBin, Inc.

In our opinion, the accompanying consolidated balance sheets as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders’ deficit and comprehensive loss and cash flows present fairly, in all material respects, the financial position of MediaBin, Inc. at December 31, 2002 and 2001, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule listed in the index appearing under Item 15(d.) presents fairly, in all material respects, the information set forth therein when read in conjuction wieth the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that MediaBin, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, MediaBin, Inc. has incurred significant losses for the past several years and has financed these deficits with loans and equity from shareholders. These conditions raise substantial doubt about MediaBin, Inc.’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers, LLP
Atlanta, GA
February 28, 2003

Report of Independent Auditors

To the Board of Directors and Shareholders
MediaBin, Inc.

We have audited the accompanying consolidated statements of operations, shareholders’ equity (deficit) and comprehensive loss and cash flows of MediaBin, Inc., for the year ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of MediaBin, Inc. for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming MediaBin, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred significant operating losses for the past several years and has financed these deficits from funds produced from loans from shareholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 4, 2001

MediaBin, Inc.

Consolidated Balance Sheets

	December 31,

	2002	2001

Assets
Current assets
Cash and equivalents	$14,397	$1,030,398
Accounts receivable, net of reserves for doubtful accounts of $68,439 and $29,594, respectively	1,179,993	624,750
Prepaid expenses and other assets	66,724	101,997

Total current assets	1,261,114	1,757,145

Property and equipment
Computer equipment and software	3,240,077	3,159,381
Furniture and equipment	403,944	403,951
Leasehold improvements	152,057	152,056

Total property and equipment	3,796,078	3,715,388
Accumulated depreciation	(3,463,242)	(3,305,477)

Net property and equipment	332,836	409,911

Other assets	42,317	21,046

Total assets	$1,636,267	$2,188,102

Liabilities and shareholders’ deficit
Current liabilities
Accounts payable	$663,915	$468,970
Accrued liabilities	597,411	591,828
Deferred revenue	708,603	259,105
Short term debt	3,350,000	1,338,418
Advances from shareholders	1,210,000	0
Current maturities of loans from shareholders	0	5,850,492
Current maturities of capitalized leases	0	3,640
Other current liabilities	107,941	183,406

Total current liabilities	6,637,870	8,695,859

Non-current liabilities
Loans from shareholders	0	5,958,333
Other non-current liabilities	15,422	0

Total non-current liabilities	15,422	5,958,333

Commitments and contingencies (Note 4)

Shareholders’ deficit
Common stock, $.01 par value; Authorized - 200,000,000;
Issued and outstanding - 8,890,695 in 2002 and 1,752,961 in 2001	88,907	17,530
Additional paid-in capital	46,194,433	31,990,391
Accumulated deficit	(51,300,365)	(44,474,011)

Total shareholders’ deficit	(5,017,025)	(12,466,090)

Total liabilities and shareholders’ deficit	$1,636,267	$2,188,102

See accompanying notes.

MediaBin, Inc.

Consolidated Statements of Operations

	Year ended December 31,

	2002	2001	2000

Revenue:
License	$2,750,682	$1,398,855	$1,788,144
Services	1,313,607	530,693	582,995

Total revenue	4,064,289	1,929,548	2,371,139

Cost of revenue	1,231,054	297,615	283,783

Gross margin	2,833,235	1,631,933	2,087,356

Operating expenses:
Saless and marketing	3,776,339	3,640,891	2,802,715
Research and development	2,940,502	3,841,540	3,504,161
General and administrative	2,270,373	2,323,217	1,831,469

Total operating expenses	8,987,214	9,805,648	8,138,345

Operating loss	(6,153,979)	(8,173,715)	(6,050,989)

Other income (expense):
Interest income	2,902	17,543	77,188
Interest expense	(675,277)	(656,149)	(167,478)

Total other income (expense)	(672,375)	(638,606)	(90,290)

Net loss	$(6,826,354)	$(8,812,321)	$(6,141,279)

Basic and diluted loss per share	$(1.92)	$(5.03)	$(3.50)

Weighted average shares outstanding- basic and diluted	3,552,061	1,752,961	1,752,840

See accompanying notes.

MediaBin, Inc.
Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Loss

					Accumulated Other Comprehensive Loss
			Additional Paid- In Capital
	Common Stock			Accumulated Deficit		Total

	Shares	Amount

Balance at December 31, 1999	1,752,034	17,520	31,963,365	(29,520,411)	86,648	2,547,122
Comprehensive loss:
Net loss	0	0	0	(6,141,279)	0	(6,141,279)
Currency translation adjustment	0	0	0	0	(86,648)	(86,648)
Exercise of stock options	167	2	3,332	0	0	3,334
Rights Offering of stock	760	8	3,792	0	0	3,800

Balance at December 31, 2000	1,752,961	17,530	31,970,489	(35,661,690)	0	(3,673,671)
Comprehensive loss:
Net loss	0	0	0	(8,812,321)	0	(8,812,321)
Issuance of warrants	0	0	19,902	0	0	19,902

Balance at December 31, 2001	1,752,961	17,530	31,990,391	(44,474,011)	0	(12,466,090)
Comprehensive loss:
Net loss	0	0	0	(6,826,354)	0	(6,826,354)
Converison of Debt to Equity	7,137,734	71,377	14,204,042	0	0	14,275,419

Balance at December 31, 2002	8,890,695	$88,907	$46,194,433	$(51,300,365)	$0	$(5,017,025)

See accompanying notes.

MediaBin, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,

	2002	2001	2000

Operating activities
Net loss	$(6,826,354)	$(8,812,321)	$(6,141,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	178,169	186,161	242,073
Loss on disposal of equipment	0	901	525
Cumulative translation adjustment on disposal of foreign subsidiary	0	0	(86,648)
Changes in assets and liabilities:
Accounts receivable	(555,243)	(12,237)	(279,934)
Prepaid expenses and other assets	14,002	10,181	9,408
Accounts payable	194,945	(36,230)	246,841
Accrued liabilities	5,583	284,321	(118,790)
Deferred revenue	449,498	153,993	(1,708)
Other liabilities	726,855	251,165	71,564

Net cash used in operating activities	(5,812,545)	(7,974,066)	(6,057,948)

Investing activities
Purchases of property and equipment	(101,094)	(166,436)	(345,206)
Proceeds from sale of property and equipment	0	0	71,414

Net cash used in investing activities	(101,094)	(166,436)	(273,792)

Financing activities
Proceeds from short term loans	1,950,000	1,338,418	0
Proceeds from shareholder advances	1,210,000	0	0
Proceeds of loans from shareholders	3,535,000	7,250,000	4,500,000
Payments on shareholder loans	(1,793,722)	(75,000)	0
Payments on capital lease obligations	(3,640)	(41,426)	(21,759)
Issuance of common stock	0	0	262,135

Net cash provided by financing activities	4,897,638	8,471,992	4,740,376

Effect of exchange rate fluctuation on cash	0	0	1,929

Increase (decrease) in cash and cash equivalents	(1,016,001)	331,490	(1,589,435)
Cash and cash equivalents at beginning of period	1,030,398	698,908	2,288,343

Cash and cash equivalents at end of period	$14,397	$1,030,398	$698,908

Supplemental disclosures of cash items
Interest paid	$62,104	$363,659	$0

Non-cash investing and financing activities
Issuance of common stock in return for shareholder loans	$14,275,419	$0	$0
Issuance of warrants	$0	$19,903	$0
Equipment acquired through capital lease	$0	$0	$66,825
Conversion of interest into debt	$725,317	$183,825	$0

See accompanying notes.

MediaBin, Inc.
Notes to Consolidated Financial Statements

December 31, 2002

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

MediaBin, Inc. (the “Company” or “we”) develops and markets MediaBinTM software which combines an image database with a powerful image processing engine to enable customers to catalog, search, retrieve and download images in any format or size needed.

Liquidity and Capital Resources

During 2002 and 2001, we used cash in operating activities of $5,812,545 and $7,974,066, respectively. Our cash balance is $14,397 and our current ratio is 0.19:1. The funding for our operations in 2001 and 2002 has been generated primarily by the proceeds from bank financing and shareholders, which have enabled us to meet our obligations despite negative cash flows. To fund operations in 2003 and to repay outstanding debt, we have been seeking and will continue to seek additional investment capital. We cannot be certain whether we can obtain such additional capital and upon what terms such capital may be obtained. We are also aggressively seeking strategic partners to accelerate sales growth, and we have undertaken cost-cutting measures, including personnel reductions, which could slow down our sales and product development efforts. It is not possible to predict the outcome of our efforts. As they have been doing for the last three years, our three major shareholders are currently funding our short-term cash requirements on a month-to-month basis with no ongoing commitment to do so. We currently have $2.1 million in repayment obligations to these shareholders due in 60 days. Should our capital raising activities prove unsuccessful, and should these shareholders decide to exercise their right to repayment and/or to cease providing necessary operating capital, the Company’s cash reserves would be depleted within approximately one month and the Company would need to consider ceasing operations or declaring bankruptcy.

Principles of Consolidation

The consolidated financial statements include the accounts of our wholly owned United Kingdom subsidiary, Iterated Systems, Limited (“ISL”). Significant intercompany accounts and transactions have been eliminated in consolidation. In December 2000, we decided to dispose of our United Kingdom operations and recorded all expected costs of selling or closing down operations as of December 31, 2000. During 2002 ISL was formally closed.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization expense is calculated using the shorter of the lease term or the straight-line method over the estimated useful lives of the related assets. The cost and accumulated depreciation of assets under capital lease are $81,000 and $29,200, respectively, at December 31, 2002. Depreciation of assets recorded under capital leases is included with depreciation and amortization expense.

Property Classifications	Depreciable Life
Computer Hardware & Software	3 years
Furniture and Fixtures	7 years
Office Equipment	5 years

Leasehold Improvements	Remaining term of Lease

Advertising Costs

Advertising costs are expensed in the period incurred.

Software Development Costs

Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Research and development expenditures incurred to establish technological feasibility of a computer software product are expensed in the period incurred and are included in research and development expenses in the Statement of Operations. Based upon our software development process, technological feasibility is established upon the completion of a working model. Costs incurred by us between completion of a working model and the point at which the computer software product is ready for general release has been insignificant.

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

Deferred revenues arise primarily as a result of annual billings of software maintenance fees at the beginning of maintenance terms and billings of software license fees that do not meet the criteria for recognition under SOP 97-2 as of the balance sheet date.

Foreign Currency Translation

Gains and losses resulting from currency translation are accumulated as a separate component of shareholders’ equity (deficit) and comprehensive loss. Gains and losses resulting from foreign currency transactions are included in the determination of net loss. In December 2000, we decided to dispose of our United Kingdom operations and eliminated accumulated currency translation gains and losses as a separate component of shareholders’ equity (deficit) at December 31, 2000.

ISL considered the British pound to be its functional currency. We considered our functional currency to be the US dollar. ISL’s assets and liabilities were translated at year-end rates of exchange and its revenues and expenses were translated at the average rates of exchange during the year.

Stock Based Compensation

SFAS No. 123, Accounting for Stock Based Compensation (“SFAS 123”), sets forth accounting and reporting standards for stock based employee compensation plans. As permitted by SFAS 123, we account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (“APB 25”). Accordingly, no compensation expense has been recognized for stock options granted to employees.

Net Loss Per Share

Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the impact of potentially dilutive securities. Because we incurred a net loss for the year, our potentially dilutive securities were anti-dilutive and, therefore, were not included in the computation of diluted loss per share.

The dilutive share base for the year ended December 31, 2002 excludes incremental shares of 483,070 related to employee stock options and 4,463 related to warrants. Also excluded from the dilutive share base are shares that might be issued upon the conversion of the loans from shareholders discussed in Note 3.

Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets and certain identifiable intangible assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying value of long-lived assets is periodically reviewed by management, and impairment losses, if any, are recognized when the expected undiscounted future operating cash flow derived from such assets are less than their carrying value. Management believes that no such impairments have occurred during the years ended December 31, 2002 and 2001. If impairment had existed, the amount of such impairment would be calculated based on the estimated fair value of the asset.

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

Recently Issued Accounting Standards.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangibles.” Under these new standards, the FASB eliminated accounting for certain mergers and acquisitions as poolings of interests, eliminated amortization of goodwill and indefinite life intangible assets, and established new impairment measurement procedures for goodwill. For us, the standards become effective for all acquisitions completed on or after June 30, 2001. Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions completed prior to June 30, 2001 become effective January 1, 2002. This statement is not expected to have a current effect on us, as we have not completed any mergers or acquisitions and have no goodwill recorded in our financial statements. However, our future acquisitions will be recorded in accordance with this statement.

In June of 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the assets’ useful life. Any subsequent changes to the fair value of the liability due to the passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. We will be required to adopt this statement no later then January 1, 2003. This statement is not expected to have a material effect on us.

In August of 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS No. 144 provides updated guidance concerning the recognition and measurement of the impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The provisions of this statement were effective for fiscal years beginning after December 15, 2001. We adopted this statement on January 1, 2002 and its impact did not have a material impact on our financial statements.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity’s commitment to an exit plan, by itself, does not create a present obligation to others that meets the definition of a liability. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We will adopt the provisions of SFAS 146 on January 1, 2003.

In November 2002, the FASB reached a consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“the Issue”). The guidance in this Issue is effective for revenue arrangements entered into fiscal years beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. We anticipate the Issue to have no significant impact on the results of our operations, financial position, or cash flows.

In November 2002, the FASB issued FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies the requirements of SFAS 5, “Accounting for Contingencies,” relating to guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. The interpretation’s provisions for initial recognition and measurement disclosure requirements are effective for financial statements of both interim and annual periods that ended after December 15, 2002. We have adopted the disclosure provisions of this interpretation, and it did not make a material impact on our disclosures. Although the company has no guarantees during 2002 that would have required accounting under this interpretation, should the company enter into an arrangement having a guarantee, the company will assess the impact at that time.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock Based Compensation- Transition and Disclosure- an Amendment to SFAS 123.” SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of the whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS 123, which provides for additional methods, are effective for periods beginning after December 15, 2003 although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

Reclassifications

Certain reclassifications were made to the 2000 financial statements to conform to the 2002 and 2001 presentation.

2. Financial Instruments

Financial instruments which potentially subject us to significant concentrations of credit risk consist principally of trade accounts receivable, accounts payable, short term debt, advances from shareholders and other borrowings.

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

3. Loans

During the period March 2000 through September 2002, we entered into loan agreements with Venturos AS (a shareholder controlled by Mr. Terje Mikalsen who is a member of our Board of Directors), Glastad Holdings, Ltd., and Gezina AS, all shareholders of the Company (the “Lenders”). During 2002 a total of $1,793,722 was repaid. The balance owed under these loan agreements immediately prior to September 30, 2002 was $14,275,419. On September 30, 2002, the Lenders converted these loans into an aggregate of 71,377,095 shares of the Company’s common stock.

Between September 2002 and December 2002 Venturos AS advanced the Company $1,210,000 at no interest. The advance is repayable in May 2003 and is unsecured.

In December 2001, we entered into a loan agreement with Nordea Bank Norge ASA providing a credit facility under which we can draw up to $3,350,000. The loan is guaranteed by three of our major shareholders and is secured by our intellectual property. Interest is calculated at the rate of 1.75% above the bank’s base rate for debit call loans (1.35% as of December 31, 2002). Principal and interest are due in June 2003. As of December 31, 2002, this credit facility has been fully utilized.

4. Commitments and contingencies

Leases

We lease certain office furniture, office equipment and office space under noncancellable agreements. The office equipment lease provides for an extension of the lease term at fair rental value or a purchase option at fair market value. Rent expense under all operating leases approximated $439,913, $458,807, and $426,969 during 2002, 2001, and 2000, respectively. We have leased office space in Reading, England, which has been assigned to a sublessor who has assumed all of our obligations. In the event the assignee of the assigned lease defaults, then we are obligated for the lease payments.

Future minimum lease payments under noncancellable leases, with initial lease terms of at least one year at the time of inception, are as follows at December 31, 2002:

Operating leases

2003	$516,468
2004	531,420
2005	351,581
2006	78,162
2007 and after	429,895

1,907,526
Less: lease assigned	(742,544)

$1,164,982

Legal Matters

The Company is subject to claims and legal actions that arise in the ordinary course of business. As of December 31, 2002 management is not aware of any outstanding claims or litigation against the company.

5. Common Stock

Our common stock is traded on the Oslo Stock Exchange. We have not registered any securities for offer or sale with the United States Securities and Exchange Commission other than shares registered under Form S-8 for our stock option plans. Our securities may not be offered for sale or sold in the United States, or to or for the account or benefit of any “U.S. person” unless the securities are registered or an exemption from the registration requirements is available.

A total of 487,533 shares of our common stock are reserved for future issuance upon the exercise of stock options and warrants.

Warrants

In June 2001, we received services from a vendor valued at $39,600, half of which was paid in cash and half was satisfied by the issuance of 4,463 warrants with an exercise price of $11.11 per share and a term of four years. The fair value, according to the Black-Scholes pricing model, is consistent with the value of the services received.

6. Stock Option Plans

The Company’s 1994 Amended and Restated Stock Option Plan and 2001 Stock Option Plan (collectively the “Plans”) provide for the granting of either incentive or nonqualified options to employees of the Company or key persons as defined by the Plans. The terms and conditions of options granted under the Plans, including the number of shares, the exercise price and vesting (generally over 3 years) are determined by the Board of Directors, but the term may not exceed 10 years.

In December 2002, the Company’s shareholders approved a 1:10 reverse split of the Company’s Common Stock. Options have been adjusted for this split.

The Company granted 11,200, 150,300 and 91,150 options to employees under the Plans during 2002, 2001 and 2000, respectively, at exercise prices ranging from $2.50 to $27.00 per share. At December 31, 2002, 44,810,338 options are available for future grants under the Plans and the Company has reserved 45,400,000 shares for issuance under the Plans.

The Company’s 1994 Directors Stock Option Plan provides for the grant of up to 180,000 options to non-employee directors. At December 31, 2002, 176,000 options are available for future grants under this plan and the Company has reserved 180,000 shares for issuance under this plan at December 31, 2002.

A summary of stock option activity under both of the above described plans follows:

	Number of Shares	Price Per Share	Weighted Average Price

Outstanding options at December 31, 1999	329,240	$3.20 – 80.00	$42.20

Options granted	91,150	16.30 – 27.00	17.20
Options exercised	(167)	20.00 – 20.00	20.00
Options forfeited	(12,833)	10.00 – 21.00	17.60

Outstanding options at December 31, 2000	407,390	3.20 – 80.00	37.40

Options granted	150,300	4.00 – 18.50	11.10
Options exercised	0	0.00 – 0.00	0.00
Options forfeited	(24,910)	3.10 – 60.00	20.70

Outstanding options at December 31, 2001	532,780	4.00 – 80.00	30.70

Options granted	11,200	2.50 – 4.50	2.79
Options exercised	0	0.00 – 0.00	0.00
Options forfeited	(60,910)	4.00 – 60.00	28.32

Outstanding options at December 31, 2002	483,070	$2.50 – 80.00	$30.39

The following table summarizes information concerning outstanding and exercisable options at December 31, 2002:

	Options Outstanding		Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$ 2.50 - $ 9.50	117,700	9	39,233	$8.26
13.00 - 18.50	75,750	8	41,267	16.57
20.00 - 26.00	75,240	6	73,040	20.17
48.00 - 80.00	214,380	4	214,380	51.01

Total	483,070	6	367,920	$30.39

Pro forma information regarding net income is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair values for these options were estimated at the dates of grant using the Black-Scholes method, with the following weighted-average assumptions for 2002, 2001 and 2000, respectively; risk-free interest rates of 4.97%, 4.50%, and 6.60%, respectively; no dividend yield; volatility of 1.16 in 2002, 0.93 in 2001 and 1.17 in 2000; and a weighted-average expected life of 6 years.

For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the options’ vesting periods. The Company’s pro forma net loss, assuming SFAS 123 had been adopted, would have been approximately $7,156,000, $9,976,000 and $7,271,000, during 2002, 2001 and 2000, respectively. The Company’s pro forma net loss per share, assuming Statement 123 had been adopted, would have been $2.01, $5.69 and $4.15 during 2002, 2001 and 2000, respectively.

The weighted-average fair values of options granted for the years ended December 31, 2002, 2001 and 2000 were $0.41, $1.16 and $1.51, respectively.

7. Segment Information

In accordance with the requirements of Statement of Financial Accounting Standards Board No. 131, “Segment Reporting”, we have previously reported two operating segments as management reviewed information related to the performance of our two geographic areas of operation, the United States and the United Kingdom. In December 2000, we chose to close the operations of the operation in the United Kingdom and recorded all costs to close the operation as of December 31, 2000. The closing of the United Kingdom did not meet the criteria for recognition as a discontinued operation. Accordingly, we now report only one operating segment. Information related to the two operating segments reported during 2000 and 1999 are as follows (the net assets of the United Kingdom operation exclude intercompany accounts payable to the Company):

Year ended December 31, 2000

Operating revenue
United States	$2,190,100
United Kingdom	181,000

Total	$2,371,100

Net loss
United States	$6,116,300
United Kingdom	25,000

Total	$6,141,300

Identifiable assets
United States	$1,849,000
United Kingdom	26,000

Total	$1,875,000

Major Customers

No single customer contributed more than 10% of the Company’s revenues in 2002.

8. Income Taxes

Loss from operations before income tax benefit consists of the following:

	2002	2001

U.S. operations	$(6,826,000)	$(8,804,000)
Foreign operations	0	(8,000)

	$(6,826,000)	$(8,812,000)

We have not recorded an income tax expense (benefit) for 2002 or 2001 because operating losses were incurred and a valuation allowance has been recorded against substantially all deferred income tax assets, primarily comprised of the net operating loss carryforwards.

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to loss from continuing operations is as follows:

	2002	2001

Tax at statutory rate	$(2,321,000)	$2,996,000)
State income tax benefit, net of federal benefit	(273,000)	(352,000)
Permanent items and other	(14,000)	(9,000)
Increase in valuation allowance	2,608,000	3,357,000

Income tax expense (benefit)	$0	$0

The income tax effects of the temporary differences that give rise to our deferred income tax assets and liabilities as of December 31, 2002, and 2001 are as follows:

14

	2002	2001

Deferred income tax assets:
Book over tax depreciation	$130,000	$132,000
R&D tax credit carryforwards	1,471,000	1,577,000
Allowance for bad debts	26,000	11,000
Net operating loss carryforwards-U.S.	18,910,000	16,498,000
Net operating loss carryforwards-U.K.	0	1,596,000
Contribution carryover	16,000	19,000
Compensatory stock options	250,000	250,000
Deferred revenue	269,000	79,000
AMT credit carryforwards	114,000	114,000
Accrued bonus	0	13,000
Accrued vacation	23,000	24,000
Foreign exchange gain or loss	33,000	33,000
Warrants issued for services	0	28,000

Total gross deferred income tax assets	21,242,000	20,374,000
Valuation allowance for deferred income tax assets	(21,230,000)	(20,367,000)

Total deferred income tax assets	12,000	7,000

Deferred income tax liabilities:
Prepaid insurance	12,000	7,000

Total gross deferred income tax liabilities	12,000	7,000

Net deferred income taxes	$0	$0

At December 31, 2002, and December 31, 2001, we have net operating loss carryforwards in the United States of $49,763,000 and $43,416,000, respectively, which begin expiring in 2007. In addition, at December 31, 2002, and December 31, 2001, we have $1,585,000 and $1,577,000, respectively, of research and development and other credits available for offset against future taxes, which also begin expiring in 2007. The utilization of net operating loss carryforwards to offset future taxable income may be limited due to changes in our ownership.

As of December 31, 2000, we decided to cease the operations of our United Kingdom subsidiary, ISL. ISL had no operations or sales in 2001. During 2002 ISL was dissolved resulting in the write-off of this subsidiary for U.S. tax purposes.

For financial reporting purposes, a valuation allowance has been recognized to reduce the net deferred tax assets due to uncertainties with respect to our ability to generate taxable income in the future sufficient to realize the benefit of such deferred income tax assets.

9. Retirement Plan

We maintain a defined contribution plan (the “401(k) Plan”) covering all employees. We make matching contributions equal to 50% of eligible employees’ contributions, up to 6% of the employee’s compensation. We made contributions of $113,103, $115,400, and $94,000, during 2002, 2001 and 2000, respectively, related to this plan.

10. Subsequent Event

In February 2003 we entered into an agreement with The Hamilton Group (“Hamilton”) whereby we will be able to sell to Hamilton certain accounts receivable as selected by us. Under this agreement Hamilton will advance to us up to 80% of the accounts receivable sold. Interest is 0.0948% per day.

