Form 10-Q
period 2003-03-31
MEDIABIN INC
filed 2003-05-15
CIK 924546

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes ☒	No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

Yes ☐	No ☒

The number of shares of the Registrant’s capital stock as of May 8, 2003, the latest practicable date, is as follows: 8,890,695 shares of common stock, $.01 par value.

MEDIABIN, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2003

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

MediaBin, Inc.
Condensed Balance Sheets

	March 31, 2003	December 2002

	(unaudited)
Assets
Current assets
Cash and equivalents	$16,878	$14,397
Accounts receivable	574,610	1,179,993
Prepaid expenses and other assets	102,594	66,724

Total current assets	694,082	1,261,114
Property and equipment
Computer equipment and software	3,258,824	3,240,077
Furniture and equipment	403,944	403,944
Leasehold improvements	152,057	152,057

Total property and equipment	3,814,825	3,796,078
Accumulated depreciation	(3,507,220)	(3,463,242)

Net property and equipment	307,605	332,836
Other assets	35,764	42,317

Total assets	$1,037,451	$1,636,267

Liabilities and shareholders’ deficit
Current liabilities
Accounts payable	$748,288	$663,915
Accrued liabilities	754,127	597,411
Deferred revenue	729,116	708,603
Short term debt	3,350,000	3,350,000
Advances from shareholders	2,075,000	1,210,000
Other current liabilities	98,904	107,941

Total current liabilities	7,755,435	6,637,870
Non-current liabilities
Other non-current liabilities	15,422	15,422

Total non-current liabilities	15,422	15,422
Shareholders’ deficit
Common stock	88,907	88,907
Additional paid-in capital	46,238,280	46,194,434
Accumulated deficit	(53,060,593)	(51,300,366)

Total shareholders’ deficit	(6,733,406)	(5,017,025)

Total liabilities and shareholders’ deficit	$1,037,451	$1,636,267

See accompanying notes.

Item 1.  Financial Statements (continued).

MediaBin, Inc.
Condensed Statements of Operations

	Three Months Ended March 31,

	2003	2002

	(unaudited)	(unaudited)
Revenue:
License	$504,098	$440,045
Services	425,331	371,726

Total revenue	929,429	811,771
Cost of revenue	262,293	202,043

Gross Margin	667,136	609,728
Operating expenses:
Sales and marketing	812,386	965,560
Research and development	822,348	961,505
General and administrative	720,509	616,929

Total operating expenses	2,355,243	2,543,994

Operating loss	(1,688,107)	(1,934,266)
Other income (expense):
Stock based compensation	(15,246)	0
Interest income	115	1,836
Interest expense	(56,989)	(197,240)

Total other income (expense)	(72,120)	(195,404)

Net loss	$(1,760,227)	$(2,129,670)

Basic and diluted loss per share	$(0.50)	$(1.21)

Weighted average shares outstanding- basic and diluted	3,552,061	1,752,961

See accompanying notes.

Item 1.  Financial Statements (continued).

MediaBin, Inc.
Condensed Statements of Cash Flows

	Three Months Ended March 31,

	2003	2002

Operating activities
Net loss	$(1,760,227)	$(2,129,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,052	44,081
Gain on disposal of equipment	(2,230)	0
Stock based compensation	15,246	0
Imputed interest on shareholder advances	28,600	0
Changes in assets and liabilities:
Accounts receivable	605,383	187,107
Prepaid expenses and other assets	(29,317)	30,103
Accounts payable	84,373	122,455
Accrued expenses	156,716	(49,166)
Deferred revenue	20,513	92,371
Other liabilities	(9,038)	360,114

Net cash used in operating activities	(844,929)	(1,342,605)
Investing activities
Purchases of property and equipment	(25,190)	(35,423)
Proceeds from the sale of property and equipment	7,600	0

Net cash used in investing activities	(17,590)	(35,423)
Financing activities
Proceeds from short term loans	0	500,000
Proceeds from shareholder advances	865,000	1,950,000
Payments on subordinated shareholder loans	0	(1,793,722)
Payments on capital lease obligations	0	(3,640)

Net cash provided by financing activities	865,000	652,638

Increase (decrease) in cash and cash equivalents	2,481	(725,390)
Cash and cash equivalents at beginning of period	14,397	1,030,398

Cash and cash equivalents at end of period	$16,878	$305,008

See accompanying notes.

MediaBin, Inc.
Notes to Condensed Financial Statements
March 31, 2003
(unaudited)

1.  Presentation of Interim Information

          The accompanying condensed financial statements include all adjustments consisting of normal recurring adjustments that MediaBin, Inc. (the “Company” or “we”) consider necessary for a fair presentation of its unaudited results of operations for the three months ended March 31, 2003 and 2002.  Results for the three months ended March 31, 2003 are not necessarily indicative of the results for the year.

2.  Loan Agreements

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

          During the period September 2002 through March 2003 three major shareholders of the Company have advanced the Company $2,075,000 at no interest.  Imputed interest of $28,600 was recorded during the three months ended March 31, 2003, relating to these advances.  The advance is repayable May 30, 2003, and is unsecured.

          In December 2001, we entered into a loan agreement with Nordea Bank Norge ASA providing a credit facility under which we can draw up to $3,350,000.  Interest is calculated at the rate of 1.75% above the bank’s base rate for debit call loans (currently 1.35%).  Principal and interest are due June 30, 2003, and will have a significant impact on our liquidity and capital resources if it is not renewed.  As of March 31, 2003, this credit facility has been fully utilized. The loan is guaranteed by three of our major shareholders, for which they are paid a guarantee fee of 2.5%, and is secured by our intellectual property.

          In February 2003 we entered into an agreement with The Hamilton Group (“Hamilton”) whereby we will be able to factor with Hamilton certain accounts receivable as selected by us.  Under this agreement Hamilton will advance to us up to 80% of the accounts receivable.  Interest is 0.0948% per day.  The balance, including accrued interest, under this agreement as of March 31, 2003 is $63,646.

3.  Reverse Stock Split

          At a special meeting of shareholders held on Friday December 20, 2002, the shareholders approved a reverse stock split at a ratio of 1-for-10 to be effective at the end of trading on December 20, 2002.  After taking effect for the reverse split, there were 8,890,695 shares with a par value of $.01.

4.  Stock-Based Compensation

          The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. In the event that stock options are granted at a price lower than the fair market value at that date, the difference between the fair market value of the Company’s common stock and the exercise price of the stock option is recorded as unearned compensation. Unearned compensation is amortized to compensation expense over the vesting period of the stock option. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as it relates to stock options granted to employees, which requires pro forma net losses be disclosed based on the fair value of the options granted at the date of the grant.

     Fair Value Disclosures

          Had compensation cost for the Company’s stock-based compensation plans been determined as prescribed by SFAS No. 123, the Company’s net pro forma loss would have been as follows:

	March 31, 2003	March 31, 2002

Net loss:
As reported	$(1,760,227)	$(2,129,670)
Compensation Expense	(133,836)	(108,462)

Pro forma	$(1,894,063)	$(2,238,132)

Basic and diluted net loss per share:
As reported	$(0.50)	$(1.21)
Compensation Expense	(0.03)	(0.07)

Pro forma	$(0.53)	$(1.28)

5.  Subsequent Event

          On May 12, 2003, MediaBin filed the following announcement with the Oslo Stock Exchange. “MediaBin has entered into a letter of intent with a U.S. company regarding an acquisition of all outstanding shares in MediaBin against cash. The anticipated price per share is approximately 0.52 USD. In connection with the negotiations the potential acquirer will be allowed to conduct a detailed due diligence investigation of MediaBin. Since MediaBin is a U.S. company, the Norwegian Securities Trading Act’s provisions regarding mandatory offer obligation and voluntary offer in connection with a buy out (Chapter 4) will not apply if the transaction should be consummated.”

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

Overview

          We earn revenue from licensing fees (the licensing of software), services (installation and training assistance and the development of custom software) and from maintenance and support for our software.

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

Recent Developments

          On May 12, 2003, the Company filed a Current Report on Form 8-K discussing the issuance of an announcement to the Oslo Stock Exchange which reported a letter of intent in connection with a proposed sale of the Company.  The announcement was required by and prepared in accordance with the rules of the Oslo Stock Exchange, and a copy of the announcement was attached as Exhibit 99.1 to that certain 8-K.

Financial Condition

          Accounts receivable of $574,610 reported in the Balance Sheet includes $167,680 of unbilled receivables that reflect services we have provided and for which revenue has been recognized but for which the customer has not yet been invoiced due to the terms of the agreements.  All of these unbilled receivables are expected to be invoiced prior to June 30, 2003.

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

          During the period September 2002 through March 2003 three major shareholders of the Company have advanced the Company $2,075,000 at no interest.  Imputed interest of $28,600 was recorded during the three months ended March 31, 2003, relating to these advances.  The advance is repayable May 30, 2003, and is unsecured.

          In December 2001, we entered into a loan agreement with Nordea Bank Norge ASA providing a credit facility under which we can draw up to $3,350,000.  Interest is calculated at the rate of 1.75% above the bank’s base rate for debit call loans (currently 1.35%).  Principal and interest are due June 30, 2003, and will have a significant impact on our liquidity and capital resources if it is not renewed.  As of March 31, 2003, this credit facility has been fully utilized. The loan is guaranteed by three of our major shareholders, for which they are paid a guarantee fee of 2.5%, and is secured by our intellectual property.

          In February 2003 we entered into an agreement with The Hamilton Group (“Hamilton”) whereby we will be able to factor with Hamilton certain accounts receivable as selected by us.  Under this agreement Hamilton will advance to us up to 80% of the accounts receivable.  Interest is 0.0948% per day.  The balance, including accrued interest, under this agreement as of March 31, 2003 is $63,646.

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

Liquidity and Capital Resources

          In the first three months of 2003 and 2002, we used cash in operating activities of $844,929 and $1,342,605, respectively.  Our cash balance is $16,878 and our current ratio is 0.09:1. The funding for our operations in 2002 and 2003 has been generated primarily from advances from our shareholders, which have enabled us to meet our obligations despite negative cash flows.  To fund operations for the remainder of 2003 and to repay outstanding debt, we have been seeking additional investment capital and/or a strategic partner for the purpose of a business combination or similar transaction.  For further discussion of recent developments relating to the possibility of such a transaction, see “Recent Developments” above.   We cannot be certain whether we can obtain such additional capital and upon what terms such capital may be obtained, nor can we be certain whether we will be able to consummate any business combination or similar strategic transaction.  We are also aggressively seeking strategic partners to accelerate sales growth, and we have undertaken significant cost-cutting measures, including personnel reductions, which could slow down our sales and product development efforts.   It is not possible to predict the outcome of our efforts.   As they have been doing for the last three years, our three major shareholders are currently funding our short-term cash requirements on a month-to-month basis with no ongoing commitment to do so.  We currently have $2.6 million in repayment obligations to these shareholders due on May 30, 2003.  Should our capital raising activities prove unsuccessful, and should these shareholders decide to exercise their right to repayment and/or to cease providing necessary operating capital, the Company’s cash reserves would be depleted within approximately one month and the Company would need to consider ceasing operations or declaring bankruptcy.

          We are currently a party to a loan agreement with Nordea Bank Norge ASA which provides us a credit facility under which we can draw up to $3,350,000.    Interest is calculated at the rate of 1.75% above the bank’s base rate for debit call loans (currently 1.35%).  As of March 31, 2003, this credit facility has been fully utilized.  The entire principal amount and all accrued interest are due June 30, 2003, and could have a significant impact on our liquidity and capital resources if it is not renewed.  The loan is guaranteed by three of our major shareholders, for which they are paid a guarantee fee of 2.5%, and is secured by our intellectual property.

          In the first three months of 2003 and 2002, investing activities used cash of $17,590 and $35,423, respectively.  These funds were used primarily for the purchase of computer equipment.

          In the first three months of 2003 and 2002, financing activities, primarily from shareholder advances, provided funds of $865,000 and $652,638, respectively.

Results of Operations

Three Months Ended March 31, 2003, Compared to Three Months Ended March 31, 2002

          Revenue increased by 14% to $929,429 in the three months ended March 31, 2003, from $811,771 in the same period in 2002. This represents an increase of 9% in revenue from MediaBin licenses and services (to $866,243 from $790,771) and an increase of 201% (to $63,186 from $21,000) in revenue from our non-core products.  During this quarter the Company added three new customers and had repeat orders from twelve existing customers.  During this period average order size for new customers increased by 32% to $120,000 over the same period last year due to increased features available to license and an increase in value of services provided.

          Cost of revenue in absolute dollars increased by 30% to $262,293 in the three months ended March 31, 2003, from $202,043 in the same period in 2002.  As a percentage of revenue cost of revenue increased to 28.2% from 24.9%.  This increase was due to increased software royalty costs paid to include other companies’ software in our products.

          Sales and Marketing expenses decreased by 16% to $812,386 in the three months ended March 31, 2003, from $965,560 in the same period in 2002.  This decrease resulted primarily from a decrease in personnel and promotional costs related to our marketing efforts, partially offset by increases in personnel costs assigned to the development of our strategic partners programs.

          Research and Development expenses decreased by 14% to $822,348 in the three months ended March 31, 2003, from $961,505 in the same period in 2002.  This decrease reflects a reduction in both development staffing levels and our use of outside consultants.  In our development process we maintain a constant backlog of product modifications and enhancements designed to improve our products.  The time frame in which these can be accomplished is directly affected by the funds available, and a reduction in funding extends the time by which these enhancements can be completed.

          General and Administrative expenses increased by 17% to $720,509 in the three months ended March 31, 2003, from $616,929 in the same period in 2002.  This increase resulted primarily from an increase in legal and professional services fees relating to our efforts to raise investment capital.

          Stock Based Compensation expense of $15,246 was recorded during the quarter ended March 31, 2003, for 1,463,620 options granted to employees having an exercise price less than market price on the date of issue.

          Interest Income decreased by 94% to $115 in the three months ended March 31, 2003, from $1,836 in the same period in 2002.  The decrease is due to our lower balances held of cash and cash equivalents.

          Interest Expense decreased by 71% to $56,989 in the three months ended March 31, 2003, from $197,240 the same period in 2002.  The decrease is primarily due to the reduction in outstanding debt due to the conversion of loans from shareholders into equity in September 2002.

Impact of Recently Issued Accounting Standards

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

Inflation

          The effects of inflation on our operations were not significant during the periods presented in the financial statements, and the effects thereof are not anticipated to be of significance in the future. Generally, throughout the periods discussed above, the changes in revenue have resulted primarily from fluctuations in sales levels, rather than price changes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          Financial instruments that potentially subject us to significant concentrations of market risk consist principally of trade accounts receivable, accounts payable, short-term debt and loans from shareholders.  We believe that the potential effects of market risk are not material to our operations.

Item 4.  Controls and Procedures

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

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
We were not a party to any material legal proceedings during the financial quarter covered by the report.

Item 2.	Changes in Securities.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits and Reports on Form 8-K.
(a) Exhibits.

Exhibit Number	Description

10.1	Short Term Advance between Registrant and Venturos AS dated February 13, 2003
10.2	Short Term Advance between Registrant and Glastad Holding, Ltd. dated February 14, 2003
10.3	Short Term Advance between Registrant and Gezina AS dated February 18, 2003
10.4	Amendment to Short Term Advances Deferral of Principal Payments between Registrant and Venturos AS dated February 28, 2003
10.5	Release of Security Interest between Registrant and Venturos AS dated February 28, 2003
10.6	Short Term Advance between Registrant and Venturos AS dated March 14, 2003
10.7	Short Term Advance between Registrant and Glastad Holding, Ltd. March 14, 2003
10.8	Short Term Advance between Registrant and Gezina AS dated March 17, 2003
10.9	Short Term Advance between Registrant and Venturos AS dated March 27, 2003
10.10	Short Term Advance between Registrant and Glastad Holding, Ltd. dated March 27, 2003
10.11	Short Term Advance between Registrant and Gezina AS dated March 28, 2003
10.12	Amendment to Short Term Advances Deferral of Principal Payments between Registrant and Venturos AS dated March 31, 2003
99.1	Risk Factors
99.2	Certification of Financial Statements by Principal Executive Officer and Principal Financial Officer.

(b)	Reports on Form 8-K.
None.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q report for the period ended March 31, 2003, to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIABIN, INC.

Date: May 15, 2003	/s/ DAVID P. MORAN

David P. Moran President and Chief Executive Officer (Principal Executive Officer) and Director

Date: May 15, 2003	/s/ HAINES H. HARGRETT

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

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosures controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
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

          6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May 2003.

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

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosures controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
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

          6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May 2003.

/s/ HAINES HARGRETT

Haines Hargrett Chief Financial Officer